Form 10-Q
period 1997-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 1997-05-13
CIK 880765

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 ----------------------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                            Commission File Number 0-22371

                                 ----------------------

                           DECRANE AIRCRAFT HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)

          Delaware                                              34-1645569
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                155 Montrose West Avenue, Suite 210, Copley, OH 44321
            (Address, including zip code, of principal executive offices)


                                    (330) 668-3061
                 (Registrant's telephone number, including area code)

                                ----------------------











       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [  ] Yes     [X] No



The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of April 30, 1997 was 5,251,690 shares.

                       DECRANE AIRCRAFT HOLDINGS, INC.

                                     INDEX


                                                                          PAGE
                                                                          ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of March 31, 1997 and December 31,
        1996 and Pro Forma as Adjusted as of March 31, 1997.............   3
   Consolidated Statements of Operations for the three months
        ended March 31, 1997 and 1996...................................   4
   Consolidated Statements of Cash Flows for the three months
        ended March 31, 1997 and 1996...................................   5
   Condensed Notes to Consolidated Financial Statements.................   6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................  11



                         PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits.....................................................  14
           Reports on Form 8-K..........................................  14

               DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           March 31, 1997
                                                                                       ----------------------
                                                                                                    Pro Forma     December
                                                                                                        as        31, 1996
                                                                                       Historical    Adjusted    Historical
                                                                                       ----------    --------    ----------
                                                                                             (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents.........................................................    $    162    $    162      $    320
  Accounts receivable, net..........................................................      14,055      14,055        13,185
  Inventories.......................................................................      21,568      21,568        19,573
  Deferred tax asset................................................................         -           957           -
  Prepaid expenses and other current assets.........................................         700         654           812
                                                                                        --------    --------      --------
    Total current assets............................................................      36,485      37,396        33,890

Property and equipment, net.........................................................      12,696      12,696        12,187
Other assets, principally intangibles, net..........................................      23,430      20,523        23,189
                                                                                        --------    --------      --------
    Total assets....................................................................    $ 72,611    $ 70,615      $ 69,266
                                                                                        --------    --------      --------
                                                                                        --------    --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings.............................................................    $    952    $    952      $  1,974
  Current portion of long-term obligations to unaffiliated lenders..................       3,373       1,121         3,004
  Convertible subordinated notes payable to related parties.........................       2,961        -            2,922
  Accounts payable..................................................................      10,152       9,676         7,420
  Accrued expenses..................................................................       6,946       6,452         7,241
  Income taxes payable..............................................................         826         826           843
                                                                                        --------    --------      --------
    Total current liabilities.......................................................      25,210      19,027        23,404
                                                                                        --------    --------      --------

Long-term liabilities
  Long-term obligations
    Unaffiliated lenders............................................................      29,175      13,324        28,323
    Related parties.................................................................       6,076         -           6,027
  Deferred income taxes.............................................................       3,460       3,460         3,312
  Minority interests................................................................         116         116            85
                                                                                        --------    --------      --------
    Total long-term liabilities.....................................................      38,827      16,900        37,747
                                                                                        --------    --------      --------

Commitments and contingencies (Note 10)
Mandatorily redeemable common stock warrants........................................       6,879         -           6,879
                                                                                        --------    --------      --------

Stockholders' equity
  Cumulative convertible preferred stock, $.01 par value (no par value prior to February 19, 1997), 8,314,018 shares authorized; 6,847,705 shares
    issued and outstanding (none on a pro forma basis)..............................      13,850         -          13,850
  Undesignated preferred stock, $.01 par value, 10,000,000 shares initially
    authorized as of February 19, 1997; none issued and outstanding.................         -           -             -
  Common stock, no par value, 4,253,550 shares authorized; 85,593
    shares issued and outstanding prior to February 19, 1997........................         -           -             216
  Common stock, $.01 par value, 9,924,950 shares authorized as of
    February 19, 1997; 85,593 shares issued and outstanding (5,251,690
    shares on a pro forma basis)....................................................           1          53           -
  Additional paid-in capital........................................................         274      48,834           -
  Accumulated deficit...............................................................     (12,322)    (14,091)      (12,951)
  Foreign currency translation adjustment...........................................        (108)       (108)          121
                                                                                        --------    --------      --------
    Total stockholders' equity......................................................       1,695      34,688         1,236
                                                                                        --------    --------      --------
      Total liabilities and stockholders' equity....................................    $ 72,611    $ 70,615      $ 69,266
                                                                                        --------    --------      --------
                                                                                        --------    --------      --------


  The accompanying notes are an integral part of the consolidated financial statements.

             DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1997         1996
                                                                --------    --------
                                                                     (UNAUDITED)
Revenues......................................................  $ 26,118    $ 12,945
Cost of sales.................................................    19,712      10,734
                                                                --------    --------

    Gross profit..............................................     6,406       2,211
                                                                --------    --------

Operating expenses
  Selling, general and administrative expenses................     3,384       2,158
  Amortization of intangible assets...........................       207         198
                                                                --------    --------
  Total operating expenses....................................     3,591       2,356
                                                                --------    --------

Income (loss) from operations.................................     2,815        (145)

Other expenses (income)
  Interest expense............................................     1,592         911
  Other expenses (income).....................................       277         (45)
  Minority interests..........................................        31         112
                                                                --------    --------

Income (loss) before provision for income taxes...............       915      (1,123)
Provision for income taxes....................................       286         214
                                                                --------    --------

Net income (loss).............................................       629      (1,337)

Adjustment to redemption value of mandatorily redeemable
  common stock warrants.......................................        -          505
Cumulative convertible preferred stock dividends..............      (380)       (221)
                                                                --------    --------

Net income (loss) applicable to common stockholders...........  $    249    $ (1,053)
                                                                --------    --------
                                                                --------    --------




Pro forma for the Recapitalization
  Net income (loss)...........................................  $    629    $ (1,337)
  Net income (loss) per common share..........................  $    .22    $   (.57)
  Weighted average number of shares outstanding...............     2,919       2,340

Pro forma for the Recapitalization, as adjusted for
  acquisitions and the Offering
  Income (loss), as adjusted..................................   $ 1,415    $   (370)
  Income (loss) per common share..............................   $   .25    $   (.07)
  Weighted average number of shares outstanding...............     5,619       5,302












  The accompanying notes are an integral part of the consolidated financial statements.

               DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                    (UNAUDITED)
Cash flows from operating activities
  Net income (loss)...........................................   $   629    $ (1,337)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization...........................     1,292         942
      Amortization of debt discount...........................       108          77
      Deferred income taxes...................................       163          19
      Minority interests in earnings of subsidiaries..........        31         112
      Changes in assets and liabilities
        Accounts receivable...................................    (1,058)      2,256
        Inventories...........................................    (2,044)       (595)
        Prepaid expenses and other assets.....................        61           4
        Accounts payable......................................     2,798        (460)
        Accrued expenses......................................      (273)        164
        Income taxes payable..................................         1         184
                                                                --------    --------
          Net cash provided by operating activities                1,708       1,366
                                                                --------    --------

Cash flows from investing activities
  Purchase of minority shareholder's interest.................      -         (5,207)
  Capital expenditures........................................    (1,370)       (301)
                                                                --------    --------
          Net cash used for investing activities..............    (1,370)     (5,508)
                                                                --------    --------

Cash flows from financing activities
  Proceeds from issuance of cumulative convertible preferred shares and mandatorily redeemable common stock warrants,
    net.......................................................      -          6,116
  Net borrowings (payments) under revolving line of credit
    agreements................................................     1,834      (1,330)
  Promissory note principal payment...........................      (956)        -
  Principal payments on capitalized lease and other
    long-term obligations.....................................      (756)       (423)
  Payment of initial public offering and deferred financing
    costs.....................................................      (613)       (166)
  Other, net..................................................        59         (12)
                                                                --------    --------
          Net cash (used for) provided by financing
            activities........................................      (432)      4,185
                                                                --------    --------

Effect of foreign currency translation on cash................       (64)          8
                                                                --------    --------

Net (decrease) increase in cash and cash equivalents..........      (158)         51
Cash and cash equivalents at beginning of period..............       320         305
                                                                --------    --------
Cash and cash equivalents at end of period....................  $    162    $    356
                                                                --------    --------
                                                                --------    --------














   The accompanying notes are an integral part of the consolidated financial statements.

               DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated April 16, 1997 which is a part of the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 17, 1997, as amended.


NOTE 2 - REORGANIZATION AND REVERSE STOCK SPLIT

     On February 19, 1997, the Company reorganized as a Delaware corporation. In conjunction with the reorganization, the Company established a $.01 par value for its cumulative convertible preferred stock and common stock and increased the number of common shares and preferred shares authorized to 9,924,950 and 18,314,018 shares (which includes 10,000,000 shares of a newly designated series of preferred stock), respectively.

     Effective March 25, 1997, the Company effected a 3.53-for-1 reverse stock split. All common share information set forth in the consolidated financial statements and notes thereto has been restated to reflect the reverse stock split.


NOTE 3 - RECAPITALIZATION AND CONSUMMATION OF INITIAL PUBLIC OFFERING

     In January and March 1997, the holders of certain securities agreed to a plan for the recapitalization of the Company (the "Recapitalization"). Completion of the Recapitalization was a condition to the consummation of the Company's initial public offering (the "Offering") and, was effective concurrent therewith. The Offering was consummated on April 16, 1997.

     The Recapitalization provided for: (i) the conversion of all 6,847,705 shares of issued and outstanding cumulative convertible preferred stock ("Preferred Stock") into 1,941,804 shares of common stock; (ii) the cashless exercise and conversion of all 52,784 and 9,355 issued and outstanding Series B Preferred Stock warrants and common stock warrants, respectively, into a total of 16,585 shares of common stock; (iii) the cashless exercise of 508,497 mandatorily redeemable common stock warrants (the "Redeemable Warrants") into a total of 507,708 shares of common stock; and (iv) the cancellation of 95,368 Redeemable Warrants.

     Redeemable Warrants exercisable into 208,968 common shares remained after the Recapitalization. Of this amount, 138,075 Redeemable Warrants were cancelled upon the consummation of the Offering and repayment of the Company's senior subordinated debt and convertible notes in accordance with the terms of the respective warrant agreements. Redeemable Warrants exercisable into 70,893 common shares remained after the Recapitalization. Concurrent with the consummation of the Offering, the mandatory redemption feature of these warrants was terminated and, as a result, the value ascribed thereto was reclassified to stockholders' equity as additional paid-in capital.

     On April 16, 1997, the Company completed the Offering and sold 2,700,000 shares of common stock for $12.00 per share. Proceeds from the Offering of $30,132,000, net of $2,268,000 for underwriting discounts and commissions, together with approximately $12,775,000 of proceeds from borrowings under a new credit facility were used to repay amounts due under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible notes. In conjunction with the debt repayment, the Company incurred an extraordinary charge (Note 7).

     The table below summarizes the changes in Redeemable Warrants and stockholders' equity for the three months ended March 31, 1997 on a historical basis, pro forma for the Recapitalization and pro forma for the Offering as described above (amounts in thousands):

                                                                         STOCKHOLDERS' EQUITY
                                             MANDATORILY    ---------------------------------------------
                                             REDEEMABLE     CUMULATIVE     COMMON    COMMON
                                               COMMON       CONVERTIBLE    STOCK,    STOCK,    ADDITIONAL
                                               STOCK         PREFERRED     NO PAR   $.01 PAR    PAID-IN
                                              WARRANTS         STOCK       VALUE      VALUE     CAPITAL
                                             -----------    -----------    ------   --------   ----------
Balance,
  December 31, 1996...............            $  6,879       $  13,850     $  216    $  -       $   -

Delaware reorganization and
  reverse stock split..............                -              -          (216)        1           215
Net income.........................                -              -           -         -           -
Stock option compensation
  expense..........................                -              -           -         -              59
Translation adjustment.............                -              -           -         -           -
                                             -----------    -----------    ------   --------   ----------

Balance, March 31, 1997 -
  Historical.......................              6,879          13,850        -           1           274

Conversion of preferred stock
  into common stock................                -           (13,850)       -          19        13,831
Cashless exercise and
  conversion of
  warrants (A).....................             (4,592)           -           -           6         4,586
Cancellation of Redeemable
  Warrants.........................               (861)           -           -         -           -
                                             -----------    -----------    ------   --------   ----------

Balance, March 31, 1997 -
  Pro forma for the
  Recapitalization.................              1,426            -           -          26        18,691

Proceeds from the
  Offering, net (B)................                -              -           -          27        28,717
Cancellation of Redeemable
  warrants upon debt
  repayment........................             (1,247)           -           -         -           1,247
Reclassification of warrants
  no longer redeemable.............               (179)           -           -         -             179
Extraordinary loss from
  debt refinancing,
  net of income tax
  benefit (C)......................                -              -           -         -           -
                                             -----------    -----------    ------   --------   ----------

Balance, March 31, 1997 -
  Pro forma for the
  Offering.........................          $     -         $    -        $  -      $   53    $   48,834
                                             -----------    -----------    ------   --------   ----------
                                             -----------    -----------    ------   --------   ----------

                                                      STOCKHOLDERS' EQUITY
                                              -------------------------------------
                                                              FOREIGN
                                                             CURRENCY
                                              ACCUMULATED   TRANSLATION
                                                DEFICIT      ADJUSTMENT     TOTAL
                                              -----------   -----------    --------
Balance,
  December 31, 1996...............            $   (12,951)    $     121    $  1,236

Delaware reorganization and
  reverse stock split..............                 -             -            -
Net income.........................                  629          -             629
Stock option compensation
  expense..........................                 -             -              59
Translation adjustment.............                 -              (229)       (229)
                                              -----------   -----------    --------

Balance, March 31, 1997 -
  Historical.......................               (12,322)        (108)       1,695

Conversion of preferred stock
  into common stock................                 -             -            -
Cashless exercise and
  conversion of
  warrants (A).....................                 -             -           4,592
Cancellation of Redeemable
  Warrants.........................                   861         -             861
                                              -----------   -----------    --------

Balance, March 31, 1997 -
  Pro forma for the
  Recapitalization.................               (11,461)         (108)      7,148

Proceeds from the
  Offering, net (B)................                -              -          28,744
Cancellation of Redeemable
  warrants upon debt
  repayment........................                -              -           1,247
Reclassification of warrants
  no longer redeemable.............                -              -             179
Extraordinary loss from
  debt refinancing,
  net of income tax
  benefit (C)......................                (2,630)        -          (2,630)
                                              -----------   -----------    --------

Balance, March 31, 1997 -
  Pro forma for the
  Offering.........................           $   (14,091)  $      (108)   $ 34,688
                                              -----------   -----------    --------
                                              -----------   -----------    --------

(A) Includes Series B cumulative convertible preferred stock warrants, common stock warrants not subject to redemption and Redeemable Warrants.
(B) Proceeds from the sale of 2,700,000 shares of common stock in the Offering, net of underwriting discounts and commissions of $2,268,000 and an estimated $1,388,000 in expenses attributable to the Offering.
(C) Pro forma as of March 31, 1997 and comprised of: (i) a $2,163,000 write-off of deferred financing costs; (ii) a $1,174,000 write-off of unamortized original issue discounts; and (iii) a $250,000 prepayment penalty (Note 7), net of a $957,000 deferred income tax benefit.

NOTE 4 - PRO FORMA INCOME (LOSS) PER COMMON SHARE

     The Company's historical capital structure is not indicative of its structure as of April 16, 1997 due to the Recapitalization, which occurred concurrent with the closing of the Offering (Note 3). Accordingly, historical loss per common share is not considered meaningful and has not been presented herein.

     Pro forma net income (loss) per common share for the Recapitalization reflects the Recapitalization and is computed using the weighted average number of common shares assumed to have been outstanding during the periods. For the three months ended March 31, 1997, the dilutive effect of common equivalent shares has been included in computing net income per common share. For the three months ended March 31, 1996, the dilutive effect of common equivalent shares, other than for certain stock options granted in 1996 and Redeemable Warrants and Preferred Stock sold in 1996, has not been included because their inclusion would have decreased the net loss per share. Redeemable Warrants and Preferred Stock sold in 1996 at prices less than the initial public offering price have been included for all periods presented using the treasury stock method.

     Pro forma as adjusted income (loss) per common share reflects the Recapitalization, as described above, and the Offering as if it had occurred as of the beginning of each year presented. The income (loss) amount used to compute 1996 pro forma income (loss) per common share for the Offering is adjusted to reflect the pro forma operating results for acquisitions consummated during 1996 (Note 5). The pro forma results exclude an extraordinary charge incurred in April 1997 as a result of the repayment of debt with the net offering proceeds.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The Company is required to adopt SFAS 128 as of December 31, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Post Recapitalization (Note 3), the Company does not believe the adoption of SFAS 128 will have a material effect on the Company's method of computation, presentation or disclosure of earnings per share amounts.


NOTE 5 - ACQUISITIONS

     During 1996, the Company completed the following acquisitions: (i) on February 20, 1996, the purchase of the remaining 25% of a subsidiary's stock it did not already own from the subsidiary's minority shareholder (the "Minority Interest Acquisition"); (ii) on September 18, 1996, the purchase of substantially all of the assets, subject to certain liabilities assumed, of Aerospace Display Systems (the "ADS Acquisition"); and (iii) on December 5, 1996, the purchase of the stock of Elsinore Aerospace Services, Inc. and the certain assets, subject to certain liabilities, of Elsinore Engineering (collectively, the "Elsinore Acquisition"). Pro forma consolidated results of operations for the three months ended March 31, 1996, assuming the Minority Interest and ADS Acquisitions had been consummated on January 1, 1996, are as follows (amounts in thousands):

                                                                   PRO FORMA
                                                          AS           FOR
                                                       REPORTED   ACQUISITIONS
                                                       ---------  ------------
Revenues.............................................  $  12,945     $  15,482
Net loss.............................................     (1,337)       (1,529)
Net loss applicable to common stockholders...........     (1,053)       (1,245)


     The above information reflects adjustments for depreciation, amortization, minority interest and interest expense based on the new cost basis and debt structure of the Company. The pro forma effect of the Elsinore Acquisition is not material and, accordingly, is not reflected in the above information. In addition, pro forma per share information is not considered meaningful and has not been presented above due to the Recapitalization which occurred concurrent with the closing of the Offering (Note 3).

NOTE 6 - SIGNIFICANT CUSTOMERS

     Three customers each accounted for more than 10% of the Company's consolidated revenues during the periods presented, as follows:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,  YEAR ENDED
                                                     ---------------   DECEMBER
                                                      1997    1996    31, 1996
                                                      ----    ----    ----------
                                                       (UNAUDITED)
Customer A..........................................  20.0%   12.3%     15.8%
Customer B..........................................   1.1%   15.7%      7.7%
Customer C..........................................  14.1%    8.5%      7.2%
                                                      ----    ----      -----
  Total.............................................  35.2%   36.5%     30.7%
                                                      ----    ----      -----
                                                      ----    ----      -----

     Complete loss of either Customer A or C could have a significant adverse impact on the results of operations expected in future periods.


NOTE 7 - CONVERTIBLE NOTES AND LONG-TERM OBLIGATIONS

     In April 1997, the Company used the net proceeds from the Offering (Note
3), together with approximately $12,775,000 of proceeds from borrowings under a new credit facility, to repay the following: (i) senior revolving line of credit borrowings of $15,356,000; (ii) senior term notes aggregating $16,531,000; (iii) senior subordinated notes payable to related parties aggregating $7,000,000; and (iv) convertible subordinated notes payable to related parties aggregating $3,000,000. In conjunction with the debt repayment, the Company incurred an extraordinary charge for the write-off of deferred financing costs, unamortized original issued discounts, and a prepayment penalty.

     Prior to completion of the Offering, the Company entered into a new credit agreement with a group of banks for a $40 million senior revolving line of credit, expiring in April 2002 (the "Credit Facility"). The interest rate under the Credit Facility initially will be, at the Company's option, either the Base Rate, as defined in the credit agreement, plus a defined Base Rate Margin, or the IBOR Rate, as defined, plus a defined IBOR Rate Margin. The Base Rate is the higher of the Federal Funds rate plus 0.50% or the prime rate. Initially, the Base Rate Margin and IBOR Rate Margin are zero and 1.00%, respectively. The Company is required to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee initially will be 0.25% per year.

     The interest and commitment fee rates will be reset quarterly, commencing June 30, 1997, based upon the ratio of debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), pro forma for acquisitions for the twelve month period ending on such date. The maximum interest rate under the Credit Facility is either 0.75% above the prime rate or 2.00% above the IBOR rate. The maximum commitment fee rate is 0.375% per year.

     The Credit Facility contains certain restrictive covenants which require the Company to maintain certain defined financial ratios such as interest coverage, leverage and working capital, establish minimum levels of net worth, limit capital expenditures, including capital lease obligations, and limit additional indebtedness which may be incurred. The Credit Facility also prohibits the Company from paying any dividends on its common stock in cash.

NOTE 8 - INCOME TAXES

     During the three months ended March 31, 1997, the Company reduced its deferred tax asset valuation allowance by $142,000 to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $3,258,000 and $1,410,000 of the Company's loss carryforwards remained at March 31, 1997 for federal and state income tax purposes, respectively. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements.

     The amount of loss carryforwards that may be utilized in the future are subject to potential limitations upon the occurrence of a change in control of the Company, as defined in the Internal Revenue Code. A change in control may have occurred as a result of certain equity transactions that occurred during 1996 and the Offering.


NOTE 9 - FORWARD EXCHANGE CONTRACTS

     The Company enters in Swiss franc ("CHF") forward foreign exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. In January 1997, the Company entered into twelve forward foreign exchange contracts to purchase a total of CHF 7,800,000 for $5,885,000 at rates ranging between 1.3021 and
1.3492 CHF per U.S. dollar. Settlement of the contracts occurs in equal monthly amounts of CHF 650,000 through December 15, 1997. As of March 31, 1997, nine forward foreign exchange contracts to purchase a total of CHF 5,850,000 for $4,435,000 at rates ranging between 1.3021 and 1.3359 CHF per U.S. dollar remained open.

     Gains and losses on forward foreign exchange contracts are recognized currently in the consolidated statements of operations. During the three months ended March 31, 1997, the Company realized a $85,000 loss on contracts settled during the period. In addition, the Company has recognized a $395,000 market value loss during the three months ended March 31, 1997 on the remaining open contracts as of the end of the period. The Company did not enter into any forward foreign exchange contracts during the three months ended March 31, 1996.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Two stockholders have asserted the claim that they are entitled to 50,743 more common shares than they received in connection with the Offering based upon their interpretation of the anti-dilution provisions contained in certain Redeemable Warrant agreements. The Redeemable Warrants were exercised as part of the Recapitalization concurrent with the Offering. The stockholders' claim is based upon the $12.00 Offering price per share being below a defined threshold amount. The Company is contesting the claim and is attempting to resolve the difference with the stockholders. The additional shares, if issued, would result in a reclassification from accumulated deficit to common stock and additional paid-in capital for an amount equal to the number of shares issued to the stockholders at the $12.00 per share Offering price. Management believes the ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

               DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Condensed Notes to Consolidated Financial Statements beginning on page 6, and with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included in the Company's Prospectus.


                          FORWARD-LOOKING STATEMENTS

     Management's discussion and analysis of financial condition and results of operations which are not historical facts are forward-looking statements. Such forward-looking statements in this document are made pursuant to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1994. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain risks and uncertainties which may affect the actual results of any forward-looking information contained herein, refer to the sections in the Company's Prospectus entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     REVENUES. Revenues increased $13.2 million, or 101.8%, to $26.1 million for the three months ended March 31, 1997 from $12.9 million for the three months ended March 31, 1996. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases and growth in the Company's private labeling programs of $4.1 million; (ii) an increase of sales to Interactive Flight Technologies, Inc. of $1.5 million relating to a major systems integration program for Swissair;
(iii) the inclusion of $3.1 million of revenues from Aerospace Display Systems which was acquired on September 18, 1996; (iv) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems principally on Boeing's 777 aircraft of $2.2 million; and (v) an increase in sales of harness assemblies for in-flight entertainment systems of $2.7 million. Partially offsetting this increase was a decline in sales to AT&T Wireless Services, Inc. of $1.8 million, reflecting the completion in late 1995 and early 1996 of a major systems integration program.

     GROSS PROFIT. Gross profit increased $4.2 million, or 189.7%, to $6.4 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996. Gross profit as a percent of revenues increased to 24.5% for the three months ended March 31, 1997 from 17.1% for the three months ended March 31, 1996. This increase was attributable to an improvement in gross profit as a percent of revenues from increased sales volume, sustained price increases, favorable mix, and lower material costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1.2 million, or 56.8%, to $3.4 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996. SG&A expenses as a percent of revenues decreased to 13.0% for the three months ended March 31, 1997 from 16.7% for the three months ended March 31, 1996. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to original equipment manufacturers and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from Aerospace Display Systems which was acquired in 1996.

     OPERATING INCOME. Operating income increased $2.9 million to $2.8 million for the three months ended March 31, 1997 from a loss of $.1 million for the three months ended March 31, 1996. The increase in operating income resulted from the factors described above.

     INTEREST EXPENSE. Interest expense increased $.7 million, or 74.8%, to $1.6 million for the three months ended March 31, 1997 from $.9 million for the three months ended March 31, 1996. This increase resulted from higher outstanding indebtedness attributed to the funding of the 1996 acquisitions of Aerospace Display Systems and Elsinore and the purchase of the AMP Facility.

     PROVISION FOR INCOME TAXES. During the three months ended March 31, 1997, the Company reduced its deferred tax asset valuation allowance by $142,000 to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $3,258,000 and $1,410,000 of the Company's loss carryforwards remained at March 31, 1997 for federal and state income tax purposes, respectively.

     NET INCOME (LOSS). Net income increased $1.9 million to $.6 million for the three months ended March 31, 1997 from a net loss of $1.3 million for the three months ended March 31, 1996. The increase in net income resulted from the factors described above.

     NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $1.3 million to $.2 million for the three months ended March 31, 1997 from a net loss applicable to common stockholders of $1.1 million for the three months ended March 31, 1996. The increase resulted from the factors described above partially offset by a $.5 million change in redemption value of mandatorily redeemable common stock warrants and a $.2 million increase in cumulative preferred stock dividends attributable to the equity financing of the 1996 acquisitions.

     PRO FORMA INCOME (LOSS), AS ADJUSTED. Pro forma net income increased $1.8 million to $1.4 million for the three months ended March 31, 1997 from a pro forma net loss of $.4 million for the three months ended March 31, 1996 from the factors described above for net income (loss), less the addition of pro forma net income of $.2 million for Aerospace Display Systems for the three months ended March 31, 1996.

     BOOKINGS AND BACKLOG. Bookings increased $16.4 million, or 150.1%, to $27.3 million for the three months ended March 31, 1997 compared to $10.9 for the same period in 1996. The increase in bookings for 1997 includes $4.3 million attributable to Aerospace Display Systems which was acquired in September 1996. As of March 31, 1997, the Company had a sales order backlog of $44.9 million compared to $44.5 million as of December 31, 1996.


                       LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, the Company generated cash from operating activities of $1.7 million. Cash from operating activities is net of $1.6 million for interest expense. The Company used $.5 million in cash for working capital. The Company's accounts receivable consist of trade receivables and unbilled receivables, which are recognized pursuant to the percentage of completion method of accounting for long-term contracts. Trade receivables increased $2.3 million for the three months ended March 31, 1997 due to higher sales and the invoicing of completed portions of programs under long-term contracts. Unbilled receivables decreased $1.2 million due to the aforementioned invoicing of the completed portions of the systems integration programs for Interactive Flight Technologies, Inc. and Daimler Benz Aerospace Airbus GmbH. Inventories increased by $2.0 million for the three months ended March 31, 1997 in support of sales growth. Accounts payable increased by $2.8 million for the three months ended March 31, 1997 as a result of higher purchases in support of sales and backlog growth.

     Capital expenditures of $1.4 million were made during the three months ended March 31, 1997. The capital expenditures were for projects to: (i) increase manufacturing capacity in support of revenue growth; (ii) improve plating controls; and (iii) construct three additional selective plating machines. The Company anticipates capital expenditures of approximately $3.2 million in 1997.

     Net cash used for financing activities was $.4 million for the three months ended March 31, 1997. Net borrowing under the senior revolving line of credit aggregated $1.8 million during the period. The borrowings, together with cash provided from operations, were used to fund the repayment of debt and costs associated with the Offering and related debt restructuring.

     Cash decreased by $.2 million for the three months ended March 31, 1997 due to the factors described above. Availability under the senior revolving line of credit was $1.9 million as of March 31, 1997.

     On April 16, 1997, the Company completed the Offering and sold 2,700,000 shares of common stock for $12.00 per share. Net proceeds from the Offering of $30.1 million, together with approximately $12.8 million of proceeds from borrowings under a new credit facility were used to repay amounts due under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible.

     Concurrent with the Offering, the Company entered into a new $40 million revolving Credit Facility which expires in 2002 (See Note 7 to the consolidated financial statements). The interest rate charged on funds borrowed under the Credit Facility is over four percentage points lower than the blended interest rate of the debt repaid. As a result, the Company anticipates that interest expense will decrease in future periods.

     Availability under the Credit Facility was $27.2 million after consummation of the Offering and repayment of debt. The Company believes that the current levels of working capital and amounts available under the new credit facility will enable it to meet its foreseeable short-term and long-term liquidity requirements.

                         PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    20.1   Filed Final Prospectus of the Company dated April 16, 1997

b.  Reports on Form 8-K
    There were no reports filed on Form 8-K for the three months ended March 31, 1997.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DECRANE AIRCRAFT HOLDINGS, INC.




May 13, 1997                           By:  /s/ R. Jack DeCrane
                                            --------------------------------
                                            Name:   R. Jack DeCrane
                                            Title:  Chairman of the Board and
                                                    Chief Executive Officer




May 13, 1997                           By:  /s/ Robert A. Rankin
                                            --------------------------------
                                            Name:   Robert A. Rankin
                                            Title:  Chief Financial Officer
                                                    and Secretary