Form 10-Q
period 1997-06-30
DECRANE AIRCRAFT HOLDINGS INC
filed 1997-08-14
CIK 880765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                         Commission File Number 0-22371

                              -------------------

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

                              -------------------



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         [X] Yes  [  ] No

          The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of July 31, 1997 was 5,251,690 shares.

                        DECRANE AIRCRAFT HOLDINGS, INC.

                                     INDEX


                                                                                  Page
                                                                                  ----
                              PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996........  3

     Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996....................................  4

     Consolidated Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996............................................  5

     Condensed Notes to Consolidated Financial Statements.........................  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS................................................... 11

                              PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION......................................................  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits....................................................................  15

     Reports on Form 8-K.........................................................  15


                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          1997              1996
                                                                                      -------------      -----------
                                                                                       (UNAUDITED)
ASSETS

Current assets
     Cash and cash equivalents.....................................................     $    301           $   320
     Accounts receivable, net......................................................       13,860            13,185
     Inventories...................................................................       21,769            19,573
     Prepaid expenses and other current assets.....................................        1,703               812
                                                                                        --------           -------
       Total current assets........................................................       37,633            33,890

Property and equipment, net........................................................       12,657            12,187
Other assets, principally intangibles, net.........................................       20,245            23,189
                                                                                        --------           -------
          Total assets.............................................................     $ 70,535           $69,266
                                                                                        --------           -------
                                                                                        --------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings...........................................................        $  980           $ 1,974
  Current portion of long-term obligations to unaffiliated lenders................         1,054             3,004
  Convertible subordinated notes payable to related parties.......................           -               2,922
  Accounts payable................................................................         9,233             7,420
  Accrued expenses................................................................         6,123             7,241
  Income taxes payable............................................................           758               843
                                                                                        --------           -------
     Total current liabilities....................................................        18,148            23,404
                                                                                        --------           -------

Long-term liabilities
   Long-term obligations
     Unaffiliated lenders.........................................................        12,391            28,323
     Related parties..............................................................           -               6,027
   Deferred income taxes..........................................................         3,729             3,312
   Minority interest..............................................................            54                85
                                                                                        --------           -------
     Total long-term liabilities..................................................        16,174            37,747
                                                                                        --------           -------

Commitments and contingencies (Note 10)
Mandatorily redeemable common stock warrants......................................           -               6,879
                                                                                        --------           -------
Stockholders' equity
  Cumulative convertible preferred stock, $.01 par value (no par value prior to February 19, 1997), 8,314,018 shares authorized; 6,847,705 shares
    issued and outstanding as of December 31, 1996 (none as of June 30, 1997)......          -              13,850
  Undesignated preferred stock, $.01 par value, 10,000,000 shares initially
    authorized as of February 19, 1997; none issued and outstanding................          -                 -
  Common stock, no par value, 4,253,550 shares authorized; 85,593
    shares issued and outstanding prior to February 19, 1997.......................          -                 216
  Common stock, $.01 par value, 9,924,950 shares authorized as of
    February 19, 1997; 5,251,690 shares issued and outstanding as of
    June 30, 1997 (none as of December 31, 1996)..................................            53               -
  Additional paid-in capital.......................................................       50,332              -
  Accumulated deficit..............................................................      (14,006)          (12,951)
  Foreign currency translation adjustment..........................................         (166)              121
                                                                                        --------           -------
    Total stockholders' equity.....................................................       36,213             1,236
                                                                                        --------           -------
      Total liabilities and stockholders' equity...................................      $70,535           $69,266
                                                                                        --------           -------
                                                                                        --------           -------

                 The accompanying notes are an integral part of the
                       consolidated financial statements.

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30,           JUNE 30,
                                                              ------------------  ------------------
                                                                1997      1996       1997     1996
                                                              --------  --------   -------  -------
                                                                 (Unaudited)        (Unaudited)
Revenues....................................................   $28,130   $14,009   $54,248   $26,954
Cost of sales...............................................    21,009    11,004    40,721    21,738
                                                               -------   -------   -------   -------
    Gross profit............................................     7,121     3,005    13,527     5,216
                                                               -------   -------   -------   -------
Operating expenses
  Selling, general and administrative expenses..............     3,838     2,296     7,222     4,454
  Amortization of intangible assets.........................       203       220       410       418
  Gain on litigation settlement, net........................       -        (157)        -      (157)
                                                               -------   -------   -------   -------
    Total operating expenses................................     4,041     2,359     7,632     4,715
                                                               -------   -------   -------   -------
Income from operations......................................     3,080       646     5,895       501

Other expenses
  Interest expense..........................................       692       937     2,284     1,848
  Other expenses............................................        39        47       316         2
  Minority interests........................................        24        31        55       143
                                                               -------   -------   -------   -------
Income (loss) before provision for income taxes and
  extraordinary item........................................     2,325      (369)    3,240    (1,492)

Provision for income taxes..................................       871        48     1,157       262
                                                               -------   -------   -------   -------
Income (loss) before extraordinary item.....................     1,454      (417)    2,083    (1,754)
Extraordinary loss from debt refinancing, net
  of income tax benefit.....................................    (2,078)        -    (2,078)        -
                                                               -------   -------   -------   -------
Net income (loss)...........................................      (624)     (417)        5    (1,754)

Adjustment to redemption value of mandatorily
  redeemable common stock warrants..........................    (2,203)      555    (2,203)    1,060
Cumulative convertible preferred stock dividends.............      (62)     (305)     (442)     (526)
                                                               -------   -------   -------   -------
Net loss applicable to common stockholders...................  $(2,889)    $(167)  $(2,640)  $(1,220)
                                                               -------   -------   -------   -------
                                                               -------   -------   -------   -------
Pro forma for the Recapitalization
  Income (loss) before extraordinary item...................      $.28     $(.18)     $.51     $(.77)
  Extraordinary loss from debt refinancing..................      (.40)        -      (.51)        -
                                                               -------   -------   -------   -------
  Net income (loss).........................................     $(.12)    $(.18)    $   -     $(.77)
                                                               -------   -------   -------   -------
                                                               -------   -------   -------   -------
Weighted average number of common and dilutive
  common equivalent shares outstanding......................     5,161     2,289     4,085     2,289
                                                               -------   -------   -------   -------
                                                               -------   -------   -------   -------
Pro forma for the Recapitalization, as adjusted for
  acquisitions and the Offering
    Income, as adjusted before extraordinary item...........   $ 1,568   $   897   $ 2,983   $   527
    Income per common share.................................   $   .28   $   .16   $   .53   $   .10
    Weighted average number of shares outstanding,
      assuming full dilution................................     5,660     5,479     5,660     5,479


             The accompanying notes are an integral part of the
                       consolidated financial statements.

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           --------------------
                                                                                              1997       1996
                                                                                            --------   ---------
                                                                                                (Unaudited)
Cash flows from operating activities
   Net income (loss)  ..................................................................     $    5    $ (1,754)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation and amortization..................................................      2,522       1,915
         Extraordinary loss from debt refinancing.......................................      2,078           -
         Amortization of debt discount..................................................        134         162
         Deferred income taxes..........................................................        439          (9)
         Minority interests in earnings of subsidiaries.................................         55         143
         Changes in assets and liabilities
              Accounts receivable.......................................................       (946)        976
              Inventories................................................................    (2,265)        704
              Prepaid expenses and other assets.........................................        368         139
              Accounts payable..........................................................      1,580        (369)
              Accrued expenses...........................................................      (940)         55
              Income taxes payable......................................................        (62)        238
                                                                                           --------    --------
                 Net cash provided by operating activities..............................     2,968       2,200
                                                                                           --------    --------
Cash flows from investing activities
   Purchase of minority shareholder's interest...........................................        -       (5,207)
   Capital expenditures..................................................................    (2,253)       (462)
   Other, net............................................................................        -          (85)
                                                                                           --------    --------
                 Net cash used for investing activities...................................   (2,253)     (5,754)
                                                                                           --------    --------
Cash flows from financing activities
  The Offering and application of the net proceeds
    Proceeds from sale of common stock in the Offering, net of $3,180 for
      underwriting discounts, commissions and expenses paid in 1997........................  29,220           -
    Borrowings under new credit facility, net of deferred financing costs of $441..........  12,334           -
    Repayment of debt, including $273 in prepayment penalties and expenses................. (42,160)          -
  Proceeds from issuance of cumulative convertible preferred shares and
    mandatorily redeemable common stock warrants, net.....................................      -         6,116
  Net borrowings (payments) under revolving line of credit agreements.....................    1,879      (1,600)
  Promissory note principal payment.......................................................     (956)          -
  Principal payments on capitalized lease and other long-term obligations.................   (1,048)       (852)
  Payment of deferred financing costs.....................................................       -         (171)
  Other, net..............................................................................       31         (74)
                                                                                           --------    --------
                  Net cash (used for) provided by financing activities....................     (700)      3,419
                                                                                           --------    --------
Effect of foreign currency translation on cash............................................      (34)        (67)
                                                                                           --------    --------
Net decrease in cash and cash equivalents.................................................      (19)       (202)
Cash and cash equivalents at beginning of period..........................................      320         305
                                                                                            --------   --------
Cash and cash equivalents at end of period................................................. $   301      $  103
                                                                                            --------   --------
                                                                                            --------   --------


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS


    The consolidated financial information as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated April 16, 1997 which is a part of the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 17, 1997, as amended.

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

    On April 16, 1997, the Company completed the Offering and sold 2,700,000 shares of common stock for $12.00 per share. Proceeds from the Offering of $30,132,000, net of $2,268,000 for underwriting discounts and commissions, together with approximately $12,775,000 of proceeds from borrowings under a new credit facility were used to repay amounts due under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible notes. In conjunction with the debt repayment, the Company incurred an extraordinary charge aggregating $2,078,000, net of a $1,358,000 income tax benefit (Note 7).

    The table below summarizes the changes in Redeemable Warrants and stockholders' equity for the six months ended June 30, 1997 (amounts in thousands):

                                                                               STOCKHOLDERS' EQUITY
                                MANDATORILY ----------------------------------------------------------------------------------------
                                 REDEEMABLE   CUMULATIVE   COMMON        COMMON                               FOREIGN
                                   COMMON    CONVERTIBLE   STOCK,        STOCK,   ADDITIONAL                 CURRENCY
                                    STOCK     PREFERRED    NO PAR       $.01 PAR    PAID-IN  ACCUMULATED    TRANSLATION
                                   WARRANTS      STOCK      VALUE         VALUE     CAPITAL    DEFICIT       ADJUSTMENT      TOTAL
                                  ---------  -----------  --------     ---------  ---------- -----------    -----------     --------
Balance,
    December 31, 1996............    $6,879      $13,850   $    216       $    -     $     -    $(12,951)       $121         $1,236

Delaware reorganization and
    reverse stock split..........         -            -       (216)           1         215           -           -              -
Adjustment to redemption
    value of Redeemable
    Warrants (A).................     2,203            -          -            -           -      (2,203)          -         (2,203)

The Recapitalization
    Conversion of preferred
      stock into common
      stock......................         -      (13,850)         -           19      13,831           -           -              -
    Cashless exercise and
      conversion of
      warrants (B)...............    (6,103)           -          -            6       6,097           -           -           6,103
    Cancellation of Redeem-
      able Warrants..............    (1,143)           -          -            -           -       1,143           -           1,143

The Offering
    Proceeds from the
      Offering, net (C)..........         -            -          -           27      28,236           -           -          28,263
    Cancellation of Redeem-
      able warrants upon
      debt repayment..............   (1,657)           -          -            -       1,657           -           -           1,657
    Reclassification of
      warrants no longer
      redeemable .................     (179)           -          -            -         179           -           -             179
Net income (D)....................        -            -          -            -           -           5           -               5
Stock option compensation
    expense.......................        -            -          -            -         117           -           -             117
Translation adjustment............        -            -          -            -           -           -        (287)          (287)
                                     --------     ---------   --------     ------    -------    --------       -----        -------
Balance,
    June 30, 1997.................   $    -       $    -      $   -        $  53     $50,332    $(14,006)      $(166)        $36,213
                                     --------     ---------   --------     ------    -------    --------       -----         -------
                                     --------     ---------   --------     ------    -------    --------       -----         -------


(A) Reflects the increase in Redeemable Warrant redemption value to the $12.00 per share Offering price concurrent with the consummation of the Recapitalization and the Offering.

(B) Includes Series B cumulative convertible preferred stock warrants, common stock warrants not subject to redemption and Redeemable Warrants.

(C) Proceeds from the sale of 2,700,000 shares of common stock in the Offering, net of underwriting discounts and commissions of $2,268,000 and an estimated $1,569,000 in expenses attributable to the Offering.

(D) Net of extraordinary loss from the debt refinancing (Note 7).

NOTE 4 - PRO FORMA INCOME (LOSS) PER COMMON SHARE

    The Company's historical capital structure is not indicative of its structure as of April 16, 1997 due to the Recapitalization, which occurred concurrent with the closing of the Offering (Note 3). Accordingly, historical loss per common share is not considered meaningful and has not been presented herein.

    Pro forma net income (loss) per common share for the Recapitalization reflects the Recapitalization (as if it had occurred January 1, 1996) and the Offering (as of April 16, 1997) and is computed using the weighted average number of common shares assumed to have been outstanding during the periods. For the three months and six months ended June 30, 1997, the dilutive effect of common equivalent shares has been included in computing net income per common share. For the three months and six months ended June 30, 1996, the dilutive effect of common equivalent shares, other than for certain stock options granted in 1996 and Redeemable Warrants and Preferred Stock sold in 1996, has not been included because their inclusion would have decreased the net loss per share. Redeemable Warrants and Preferred Stock sold in 1996 at prices less than the initial public offering price have been included for all periods presented using the treasury stock method.

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

NOTE 5 - ACQUISITIONS

    During 1996, the Company completed the following acquisitions: (i) on February 20, 1996, the purchase of the remaining 25% of a subsidiary's stock it did not already own from the subsidiary's minority shareholder (the "Minority Interest Acquisition"); (ii) on September 18, 1996, the purchase of substantially all of the assets, subject to certain liabilities assumed, of Aerospace Display Systems (the "ADS Acquisition"); and (iii) on December 5, 1996, the purchase of the stock of Elsinore Aerospace Services, Inc. and the certain assets, subject to certain liabilities, of Elsinore Engineering (collectively, the "Elsinore Acquisition"). Pro forma consolidated results of operations for the three months and six months ended June 30, 1996, assuming the Minority Interest and ADS Acquisitions had been consummated on January 1, 1996, are as follows (amounts in thousands):

                                                             THREE MONTHS                      SIX MONTHS
                                                      ----------------------------   ---------------------------
                                                                       PRO FORMA                     PRO FORMA
                                                          AS              FOR            AS             FOR
                                                       REPORTED       ACQUISITIONS   REPORTED       ACQUISITIONS
                                                       ---------      ------------   ---------     -------------
Revenues.............................................   $14,009        $16,781        $26,954        $32,263
Net loss.............................................      (417)          (240)        (1,754)        (1,769)
Net income (loss) applicable to common stockholders..      (167)            10         (1,220)        (1,235)


    The above information reflects adjustments for depreciation, amortization, minority interest and interest expense based on the new cost basis and debt structure of the Company. The pro forma effect of the Elsinore Acquisition is not material and, accordingly, is not reflected in the above information. In addition, pro forma per share information is not considered meaningful and has not been presented above due to the Recapitalization which occurred concurrent with the consummation of the Offering (Note 3).

    In conjunction with the 1996 Elsinore acquisition, the Company acquired, among other intangible assets, the ability to issue certain Federal Aviation Administration (the "FAA") design approvals for modifications to designated aircraft through Elsinore's FAA-issued Designated Alteration Station ("DAS") approval status. In July 1997, the FAA notified the Company that its facilities do not fully comply with certain regulations governing such DAS status. The FAA granted the Company until September 10, 1997 to bring the facilities into full compliance and curtailed the operations of the facilities as a DAS until such time as they achieve full compliance.

    The net unamortized balance of goodwill ascribed to all of the intangible assets acquired in the Elsinore acquisition totals $2,534,000 as of June 30, 1997. If the Company's DAS approval status were revoked or curtailed by the FAA, the adverse impact on the Company's future cash flows would be evaluated to assess the recoverability of the recorded goodwill amount. The amount, if any, by which goodwill exceeds the present value of anticipated future cash flows would be charged against operations.

    The Company has already taken steps to bring its DAS status into full compliance with FAA regulations and the Company expects to be in full compliance within the designated period. Therefore, the Company does not anticipate the FAA will revoke or further curtail its DAS status. As a result, management believes the ultimate resolution of the foregoing matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 6 - SIGNIFICANT CUSTOMERS

    Three customers each accounted for more than 10% of the Company's consolidated revenues during the periods presented, as follows:

                            THREE MONTHS               SIX MONTHS
                           ENDED JUNE 30,             ENDED JUNE 30,   YEAR ENDED
                      ------------------------     -------------------  DECEMBER
                          1997          1996           1997      1996    31, 1996
                       --------       -------       --------  ---------  ---------
                             (UNAUDITED)                  (UNAUDITED)
Customer A..........     19.8%          13.8%          19.9%     13.1%     15.8%
Customer B..........      3.1%           7.9%           2.1%     11.7%      7.7%
Customer C..........     11.9%           9.2%          12.9%      8.9%      7.2%
                         -----          -----          -----     -----     -----
    Total...........     34.8%          30.9%          34.9%     33.7%     30.7%
                         -----          -----          -----     -----     -----
                         -----          -----          -----     -----     -----

    Complete loss of either Customer A or C could have a significant adverse impact on the results of operations expected in future periods.

NOTE 7 - CONVERTIBLE NOTES AND LONG-TERM OBLIGATIONS

    In April 1997, the Company used the net proceeds from the Offering (Note
3), together with approximately $12,775,000 of proceeds from borrowings under a new credit facility, to repay the following: (i) senior revolving line of credit borrowings of $15,356,000; (ii) senior term notes aggregating $16,531,000; (iii) senior subordinated notes payable to related parties aggregating $7,000,000; and (iv) convertible subordinated notes payable to related parties aggregating $3,000,000. In conjunction with the debt repayment, the Company incurred a $2,078,000 extraordinary charge, net of an estimated $1,358,000 income tax benefit, which is comprised of: (i) a $1,943,000 write-off of deferred financing costs; (ii) a $1,149,000 write-off of unamortized original issued discounts; (iii) a $273,000 charge for a prepayment penalty and expenses; and (iv) a $71,000 write-off of the unamortized portion of an interest rate cap agreement.

    Prior to completion of the Offering, the Company entered into a new credit agreement with a group of banks for a $40 million senior revolving line of credit, expiring in April 2002 (the "Credit Facility"). The interest rate under the Credit Facility is, at the Company's option, either the Base Rate, as defined in the credit agreement, plus a defined Base Rate Margin, or the IBOR Rate, as defined, plus a defined IBOR Rate Margin. The Base Rate is the higher of the Federal Funds rate plus 0.50% or the prime rate. Initially, the Base Rate Margin and IBOR Rate Margin are zero and 1.00%, respectively. The Company is required to pay a commitment fee on the unused portion of the Credit Facility. The commitment fee initially will be 0.25% per year.

    The interest and commitment fee rates is reset quarterly, based upon the ratio of debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), pro forma for acquisitions for the twelve month period ending on such date. The maximum interest rate under the Credit Facility is either 0.75% above the prime rate or 2.00% above the IBOR rate. The maximum commitment fee rate is 0.375% per year.

    The Credit Facility contains certain restrictive covenants which require the Company to: (i) maintain certain defined financial ratios such as interest coverage, leverage and working capital, and minimum levels of net worth; and
(ii) limit capital expenditures, including capital lease obligations, and additional indebtedness which may be incurred. The Credit Facility also prohibits the Company from paying any dividends on its common stock in cash.

NOTE 8 - INCOME TAXES

    During the three months and six months ended June 30, 1997, the Company reduced its deferred tax asset valuation allowance by $114,000 and $256,000, respectively, to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $2,800,000 and $800,000 of the Company's loss carryforwards remained at June 30, 1997 for federal and state income tax purposes, respectively. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements.

    The amount of loss carryforwards that may be utilized in the future are subject to limitations due to the occurrence of a change in control of the Company, as defined in the Internal Revenue Code. A change in control occurred as a result of certain equity transactions that occurred during 1996 and the Offering. The amount of loss carryforwards that may be utilized is limited to approximately $800,000 per year for both federal and state income tax purposes.

NOTE 9 - FORWARD EXCHANGE CONTRACTS

    The Company enters into Swiss franc ("CHF") forward foreign exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. In January 1997, the Company entered into twelve forward foreign exchange contracts to purchase a total of CHF 7,800,000 for $5,885,000 at rates ranging between 1.3021 and
1.3492 CHF per U.S. dollar. Settlement of the contracts occurs in equal monthly amounts of CHF 650,000 through December 15, 1997. As of June 30, 1997, six forward foreign exchange contracts to purchase a total of CHF 3,900,000 for $2,971,000 at rates ranging between 1.3021 and 1.3235 CHF per U.S. dollar remained open.

    Gains and losses on forward foreign exchange contracts are recognized currently in the consolidated statements of operations. During the three months ended June 30, 1997 and 1996, the Company realized losses of $116,000 and $81,000, respectively, on contracts settled during the periods. During the six months ended June 30, 1997 and 1996, the Company realized losses of $201,000 and $81,000, respectively, on contracts settled during the periods. In addition, the Company recognized market value losses aggregating $302,000 and $154,000 on the remaining open contracts as of June 30, 1997 and 1996, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

    Two stockholders have asserted the claim that they are entitled to more shares of common stock than they received in connection with the Offering based upon their interpretation of the anti-dilution provisions contained in certain Redeemable Warrant agreements. The Redeemable Warrants were exercised as part of the Recapitalization concurrent with the Offering. The stockholders claim they are entitled to the additional shares since the $12.00 Offering price per share is below a threshold amount set in the Redeemable Warrant agreements. The Company is negotiating with the shareholders to resolve the dispute and expects that in connection with the resolution of the matter it will issue to them not more than 50,743 common shares. The additional shares, if issued, would result in a reclassification from accumulated deficit to common stock and additional paid-in capital for an amount equal to the number of shares issued to the stockholders at the $12.00 per share Offering price.

    Management believes the ultimate resolution of the foregoing matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The inclusion of the additional common shares, had they been issued at the date of the Offering, would not change the pro forma income (loss) per share amounts reported for the three months and six months ended June 30, 1997 and 1996.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues increased $14.1 million, or 100.8%, to $28.1 million for the three months ended June 30, 1997 from $14.0 million for the three months ended June 30, 1996. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases of $1.9 million; (ii) growth in the Company's private labeling programs of $2.3 million; (iii) an increase of sales to Interactive Flight Technologies, Inc. of $.9 million relating to a major systems integration program for Swissair; (iv) the inclusion of $3.6 million of revenues from Aerospace Display Systems which was acquired on September 18, 1996; (v) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems, principally on Boeing's 777 aircraft, of $1.4 million;
(vi) an increase in sales of harness assemblies for in-flight entertainment systems of $2.0 million; (vii) the inclusion of $.7 million of revenues from Elsinore which was acquired on December 5, 1996; and (viii) new major systems integration programs for United Parcel Service and The Network Connection for $.9 million.

    GROSS PROFIT. Gross profit increased $4.1 million, or 137.0%, to $7.1 million for the three months ended June 30, 1997 from $3.0 million for the three months ended June 30, 1996. Gross profit as a percent of revenues increased to 25.3% for the three months ended June 30, 1997 from 21.5% for the three months ended June 30, 1996. This increase was attributable to an improvement in gross profit as a percent of revenues from increased sales volume, sustained price increases, favorable mix, and lower material costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1.5 million, or 67.2%, to $3.8 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. SG&A expenses as a percent of revenues decreased to 13.6% for the three months ended June 30, 1997 from 16.4% for the three months ended June 30, 1996. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to original equipment manufacturers and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from Aerospace Display Systems which was acquired in 1996.

    OPERATING INCOME. Operating income increased $2.5 million to $3.1 million for the three months ended June 30, 1997 from $.6 million for the three months ended June 30, 1996. Operating income as a percent of revenues increased to 11.0% for the three months ended June 30, 1997 from 4.6% for the three months ended June 30, 1996. The increase in operating income resulted from the factors described above.

    INTEREST EXPENSE. Interest expense decreased $.2 million, or 26.2%, to $.7 million for the three months ended June 30, 1997 from $.9 million for the three months ended June 30, 1996. The decrease resulted from the completion of the Offering on April 16, 1997 and the repayment of a substantial portion of the Company's debt with the proceeds.

    PROVISION FOR INCOME TAXES. During the three months ended June 30, 1997, the Company reduced its deferred tax asset valuation allowance by $.1 million to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING. During the three months ended June 30, 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the proceeds from the Offering. The extraordinary charge is comprised of: (i) a $1.9 million write-off of deferred financing costs; (ii) a $1.2 million write-off of unamortized original issued discounts; (iii) a $.3 million charge for a prepayment penalty and expenses; and (iv) a $.1 million write-off of the unamortized portion of an interest rate cap agreement.

    NET INCOME (LOSS). The net loss increased $.2 million to $.6 million for the three months ended June 30, 1997 from a net loss of $.4 million for the three months ended June 30, 1996. The increase is a result of the factors described above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased $2.7 million to $2.9 million for the three months ended June 30, 1997 from a net loss applicable to common stockholders of $.2 million for the three months ended June 30, 1996. The increase resulted from the factors described above and a $2.8 million increase in the redemption value of mandatorily redeemable common stock warrants between the two periods. The increase was partially offset by a $.2 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the Recapitalization which occurred concurrent with the consummation of the Offering.

    PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $.7 million to $1.6 million for the three months ended June 30, 1997 from $.9 million for the three months ended June 30, 1996 as a result of the factors described above, less the addition of pro forma income of $.6 million for Aerospace Display Systems for the three months ended June 30, 1996.

    BOOKINGS AND BACKLOG. Bookings increased $11.5 million, or 68.0%, to $28.3 million for the three months ended June 30, 1997 compared to $16.9 million for the same period in 1996. The increase in bookings for 1997 includes $3.6 million attributable to Aerospace Display Systems, which was acquired in September 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    REVENUES. Revenues increased $27.2 million, or 101.3%, to $54.2 million for the six months ended June 30, 1997 from $27.0 million for the six months ended June 30, 1996. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases of $3.0 million; (ii) growth in the Company's private labeling programs of $4.3 million; (iii) an increase of sales to Interactive Flight Technologies, Inc. of $2.4 million relating to a major systems integration program for Swissair;
(iv) the inclusion of $6.6 million of revenues from Aerospace Display Systems which was acquired on September 18, 1996; (v) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems, principally on Boeing's 777 aircraft, of $3.6 million; (vi) an increase in sales of harness assemblies for in-flight entertainment systems of $4.6 million; (vii) the inclusion of $1.3 million of revenue from Elsinore which was acquired on December 5, 1996; and (viii) new major systems integration programs for United Parcel Service and The Network Connection for $1.2 million. Partially offsetting this increase was a decline in sales to AT&T Wireless Services, Inc. of $2.0 million, reflecting the completion in late 1995 and early 1996 of a major systems integration program.

    GROSS PROFIT. Gross profit increased $8.3 million, or 159.3%, to $13.5 million for the six months ended June 30, 1997 from $5.2 million for the six months ended June 30, 1996. Gross profit as a percent of revenues increased to 24.9% for the six months ended June 30, 1997 from 19.4% for the six months ended June 30, 1996. This increase was attributable to an improvement in gross profit as a percent of revenues from increased sales volume, sustained price increases, favorable mix, and lower material costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $2.7 million, or 62.2%, to $7.2 million for the six months ended June 30, 1997 from $4.5 million for the six months ended June 30, 1996. SG&A expenses as a percent of revenues decreased to 13.3% for the six months ended June 30, 1997 from 16.5% for the six months ended June 30, 1996. SG&A expenses increased primarily due to the following:
(i) the Company added staff to pursue higher sales to original equipment manufacturers and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from Aerospace Display Systems which was acquired in 1996.

    OPERATING INCOME. Operating income increased $5.4 million to $5.9 million for the six months ended June 30, 1997 from $.5 million for the six months ended June 30, 1996. Operating income as a percent of revenues increased to 10.9% for the six months ended June 30, 1997 from 1.9% for the six months ended June 30, 1996. The increase in operating income resulted from the factors described above.

    INTEREST EXPENSE. Interest expense increased $.5 million, or 23.6%, to $2.3 million for the six months ended June 30, 1997 from $1.8 million for the six months ended June 30, 1996. The increase resulted from higher indebtedness outstanding prior to its repayment with the proceeds from the Offering in April 1997. The increase in indebtedness was attributable to the funding of the 1996 acquisitions of Aerospace Display Systems and Elsinore and the purchase of the AMP Facility.

    PROVISION FOR INCOME TAXES. During the six months ended June 30, 1997, the Company reduced its deferred tax asset valuation allowance by $.3 million to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $2.8 million and $.8 million of the Company's loss carryforwards remained at June 30, 1997 for federal and state income tax purposes, respectively.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING. During the six months ended June 30, 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the proceeds from the Offering.

    NET INCOME (LOSS). Net income increased $1.8 million to a nominal net income amount for the six months ended June 30, 1997 from a net loss of $1.8 million for the six months ended June 30, 1996. The increase is a result of the factors described above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased $1.4 million to a net loss of $2.6 million for the six months ended June 30, 1997 from a net loss applicable to common stockholders of $1.2 million for the six months ended June 30, 1996. The increase resulted from the factors described above and a $3.3 million increase in the redemption value of mandatorily redeemable common stock warrants between the two periods. The increase was partially offset by a $.1 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the Recapitalization which occurred concurrent with the consummation of the Offering.

    PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $2.5 million to $3.0 million for the six months ended June 30, 1997 from $.5 million for the six months ended June 30, 1996 as a result of the factors described above, less the addition of pro forma net income of $.8 million for Aerospace Display Systems for the six months ended June 30, 1996.

    BOOKINGS AND BACKLOG. Bookings increased $27.9 million, or 100.2%, to $55.7 million for the six months ended June 30, 1997 compared to $27.8 million for the same period in 1996. The increase in bookings for 1997 includes $7.9 million attributable to Aerospace Display Systems, which was acquired in September 1996. As of June 30, 1997, the Company had a sales order backlog of $44.7 million compared to $44.5 million as of December 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1997, the Company generated cash from operating activities of $3.0 million. The Company used $2.3 million in cash for working capital. The Company's accounts receivable consist of trade receivables and unbilled receivables, which are recognized pursuant to the percentage of completion method of accounting for long-term contracts. Accounts receivable increased $.9 million for the six months ended June 30, 1997 due to higher sales offset by lower average days outstanding. Inventories increased by $2.3 million for the six months ended June 30, 1997 in support of sales growth. Accounts payable increased by $1.6 million for the six months ended June 30, 1997 as a result of higher purchases in support of sales and backlog growth.

    Capital expenditures of $2.3 million were made during the six months ended June 30, 1997. The capital expenditures were for projects to: (i) increase manufacturing capacity in support of revenue growth; (ii) improve plating controls; and (iii) construct three additional selective plating machines. The Company anticipates total capital expenditures of approximately $3.2 million in 1997.

    Net cash used for financing activities was $.7 million for the six months ended June 30, 1997. On April 16, 1997, the Company completed the Offering and sold 2,700,000 shares of common stock for $12.00 per share. Net proceeds from the Offering of $29.2 million, together with approximately $12.3 million of net proceeds from borrowings under a new credit facility were used to repay amounts due of $42.2 million under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible subordinated notes.

    Cash was essentially unchanged for the six months ended June 30, 1997 due to the factors described above. Concurrent with the Offering, the Company entered into a new $40 million revolving Credit Facility which expires in 2002 (See Note 7 to the consolidated financial statements). Availability under the Credit Facility was $28.7 million and working capital aggregated $19.5 million as of June 30, 1997. The Company believes that the current levels of working capital and amounts available under the Credit Facility will enable it to meet its foreseeable short-term and long-term liquidity requirements.

                              PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

STOCKHOLDER DISPUTE REGARDING ISSUANCE OF ADDITIONAL COMMON SHARES

    Two stockholders have asserted the claim that they are entitled to more shares of common stock than they received in connection with the Offering based upon their interpretation of the anti-dilution provisions contained in certain Redeemable Warrant agreements. The Redeemable Warrants were exercised as part of the Recapitalization concurrent with the Offering. The stockholders claim they are entitled to the additional shares since the $12.00 Offering price per share is below a threshold amount set in the Redeemable Warrant agreements. The Company is negotiating with the shareholders to resolve the dispute and expects that in connection with the resolution of the matter it will issue to them not more than 50,743 common shares. The additional shares, if issued, would result in a reclassification from accumulated deficit to common stock and additional paid-in capital for an amount equal to the number of shares issued to the stockholders at the $12.00 per share Offering price.

    Management believes the ultimate resolution of the foregoing matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The inclusion of the additional common shares, had they been issued at the date of the Offering, would not change the pro forma income (loss) per share amounts reported for the three months and six months ended June 30, 1997 and 1996.

DESIGNATED ALTERATION STATION APPROVAL STATUS

    In conjunction with the 1996 acquisition of the stock of Elsinore Aerospace Services, Inc. and certain assets of Elsinore Engineering (collectively "Elsinore"), the Company acquired, among other intangible assets, the ability to issue certain Federal Aviation Administration (the "FAA") design approvals for modifications to designated aircraft through Elsinore's FAA-issued Designated Alteration Station ("DAS") approval status. In July 1997, the FAA notified the Company that its facilities do not fully comply with certain regulations governing such DAS status. The FAA granted the Company until September 10, 1997 to bring the facilities into full compliance and curtailed the operations of the facilities as a DAS until such time as they achieve full compliance.

    The Company has already taken steps to bring its DAS status into full compliance with FAA regulations and the Company expects to be in full compliance within the designated period. Therefore, the Company does not anticipate the FAA will revoke or further curtail its DAS status. As a result, management believes the ultimate resolution of the foregoing matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

      11.1      Statement regarding computation of per share earnings of the
                  Company
      20.1      Filed Final Prospectus of the Company dated April 16, 1997*

    -------------------
    * Previously filed

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended June 30, 1997.



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DECRANE AIRCRAFT HOLDINGS, INC.


August 13, 1997                           By:  /s/ R. JACK DECRANE
                                             ---------------------------------

                                             Name:   R. Jack DeCrane
                                             Title:  Chairman of the Board and
                                                     Chief Executive Officer




August 13, 1997                           By:  /s/ ROBERT A. RANKIN
                                             ---------------------------------
                                             Name:   Robert A. Rankin
                                             Title:  Chief Financial Officer and
                                                     Secretary