Form 10-Q
period 1997-09-30
DECRANE AIRCRAFT HOLDINGS INC
filed 1997-11-10
CIK 880765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                         Commission File Number 0-22371

                               ------------------

                        DECRANE AIRCRAFT HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                              34-1645569
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


             2361 Rosecrans Avenue, Suite 180, El Segundo, CA 90245 (Address, including zip code, of principal executive offices)


                                 (310) 725-9123
              (Registrant's telephone number, including area code)

                               ------------------

             155 Montrose West Avenue, Suite 210, Copley, OH 44321
                                 (330) 668-3061
(Former address and telephone number of principal executive offices, if changed since last report)

                               ------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.              /X/ Yes     / / No

    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of October 31, 1997 was 5,251,690 shares.


================================================================================

                         DECRANE AIRCRAFT HOLDINGS, INC.
                                     INDEX



                                                                                    PAGE
                                                                                    ----
                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996. . . .  3
    Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996. . . . . . . . . . . . . . . .  4
    Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .  5
    Condensed Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


                         PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1997           1996
                                                                              -------------  ------------
                                                                               (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents.................................................. $         339  $        320
  Accounts receivable, net...................................................        15,368        13,185
  Inventories................................................................        22,046        19,573
  Prepaid expenses and other current assets..................................           874           812
                                                                              -------------  ------------
    Total current assets.....................................................        38,627        33,890

Property and equipment, net..................................................        12,245        12,187
Other assets, principally intangibles, net...................................        19,773        23,189
                                                                              -------------  ------------
    Total assets............................................................. $      70,645  $     69,266
                                                                              -------------  ------------
                                                                              -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings...................................................... $         723  $      1,974
  Current portion of long-term obligations to unaffiliated lenders...........           946         3,004
  Convertible subordinated notes payable to related parties..................            --         2,922
  Accounts payable...........................................................         8,053         7,420
  Accrued expenses...........................................................         5,666         7,241
  Income taxes payable.......................................................           910           843
                                                                              -------------  ------------
    Total current liabilities................................................        16,298        23,404
                                                                              -------------  ------------
Long-term liabilities
  Long-term obligations
    Unaffiliated lenders.....................................................        12,667        28,323
    Related parties..........................................................            --         6,027
  Deferred income taxes......................................................         3,826         3,312
  Minority interest..........................................................            65            85
                                                                              -------------  ------------
    Total long-term liabilities..............................................        16,558        37,747
                                                                              -------------  ------------
Commitments and contingencies (Note 10)
Mandatorily redeemable common stock warrants.................................            --         6,879
                                                                              -------------  ------------
Stockholders' equity
  Cumulative convertible preferred stock, $.01 par value (no par value prior to February 19, 1997), 8,314,018 shares authorized; 6,847,705 shares issued and outstanding as of December 31, 1996 (none as of
    September 30, 1997)......................................................            --        13,850
  Undesignated preferred stock, $.01 par value, 10,000,000 shares initially
    authorized as of February 19, 1997; none issued and outstanding..........            --            --
  Common stock, no par value, 4,253,550 shares authorized; 85,593
    shares issued and outstanding prior to February 19, 1997.................            --           216
  Common stock, $.01 par value, 9,924,950 shares authorized as of
    February 19, 1997; 5,251,690 shares issued and outstanding as of
    September 30, 1997 (none as of December 31, 1996)........................            53            --
  Additional paid-in capital.................................................        50,390            --
  Accumulated deficit........................................................       (12,525)      (12,951)
  Foreign currency translation adjustment....................................          (129)          121
                                                                              -------------  ------------
    Total stockholders' equity...............................................        37,789         1,236
                                                                              -------------  ------------
      Total liabilities and stockholders' equity............................. $      70,645  $     69,266
                                                                              -------------  ------------
                                                                              -------------  ------------

     The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  ---------------------
                                                         1997       1996       1997       1996
                                                      ---------  ---------  ---------  ---------
                                                           (UNAUDITED)           (UNAUDITED)
Revenues............................................  $  26,639  $  16,105  $  80,887  $  43,059
Cost of sales.......................................     19,797     11,539     60,518     33,277
                                                      ---------  ---------  ---------  ---------
  Gross profit......................................      6,842      4,566     20,369      9,782
                                                      ---------  ---------  ---------  ---------

Operating expenses
  Selling, general and administrative expenses......      3,790      2,775     11,012      7,229
  Amortization of intangible assets.................        206        120        616        538
  Gain on litigation settlement, net................         --         --         --       (157)
                                                      ---------  ---------  ---------  ---------
    Total operating expenses........................      3,996      2,895     11,628      7,610
                                                      ---------  ---------  ---------  ---------

Income from operations..............................      2,846      1,671      8,741      2,172

Other expenses (income)
  Interest expense..................................        314        973      2,598      2,821
  Other (income) expenses...........................         (9)        31        307         33
  Minority interests................................         26          7         81        150
                                                      ---------  ---------  ---------  ---------

Income (loss) before provision for income taxes and
  extraordinary item................................      2,515        660      5,755       (832)

Provision for income taxes..........................      1,034          3      2,191        265
                                                      ---------  ---------  ---------  ---------

Income (loss) before extraordinary item.............      1,481        657      3,564     (1,097)

Extraordinary loss from debt refinancing, net
  of income tax benefit.............................         --         --     (2,078)        --
                                                      ---------  ---------  ---------  ---------

Net income (loss)...................................      1,481        657      1,486     (1,097)

Adjustment to redemption value of mandatorily
  redeemable common stock warrants..................         --       (555)    (2,203)       505
Cumulative convertible preferred stock dividends....         --       (318)      (442)      (844)
                                                      ---------  ---------  ---------  ---------

Net income (loss) applicable to common stockholders.  $   1,481  $    (216) $  (1,159) $  (1,436)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

Net income (loss) per common share

  Pro forma for the Recapitalization
    Income (loss) before extraordinary item.........  $     .26  $     .22  $     .77  $    (.41)
    Extraordinary loss from debt refinancing........         --         --       (.45)        --
                                                      ---------  ---------  ---------  ---------
    Net income (loss)...............................  $     .26  $     .22  $     .32  $    (.41)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
    Weighted average number of common and dilutive
    common equivalent shares outstanding............      5,643      2,987      4,617      2,647
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
  Pro forma for the Recapitalization, as adjusted for
    acquisitions and the Offering
      Income, as adjusted before extraordinary item.  $   1,481  $   1,026  $   4,464  $   1,553
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
      Income per common share.......................  $     .26  $     .18  $     .79  $     .28
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
      Weighted average number of shares outstanding,
        assuming full dilution......................      5,648      5,600      5,648      5,600
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

     The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    --------------------
                                                                                       1997       1996
                                                                                    ---------  ---------
                                                                                         (UNAUDITED)
Cash flows from operating activities
  Net income (loss)..............................................................   $   1,486  $  (1,097)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation and amortization..............................................       3,722      2,806
      Extraordinary loss from debt refinancing...................................       2,078         --
      Amortization of debt discount..............................................         134        259
      Deferred income taxes......................................................         532         33
      Minority interests in earnings of subsidiaries.............................          81        150
      Loss on write-off of obsolete equipment....................................          41         --
      Changes in assets and liabilities
        Accounts receivable......................................................      (2,409)      (949)
        Inventories..............................................................      (2,418)     1,149
        Prepaid expenses and other assets........................................       1,179        207
        Accounts payable.........................................................         881       (536)
        Accrued expenses.........................................................      (1,443)       880
        Income taxes payable.....................................................          86        184
                                                                                    ---------  ---------
          Net cash provided by operating activities..............................       3,950      3,086
                                                                                    ---------  ---------
Cash flows from investing activities
  Purchase of net assets of Aerospace Display Systems............................          --    (11,401)
  Purchase of minority shareholder's interest....................................          --     (5,207)
  Capital expenditures...........................................................      (2,842)      (748)
  Other, net.....................................................................          --        (29)
                                                                                    ---------  ---------
          Net cash used for investing activities.................................      (2,842)   (17,385)
                                                                                    ---------  ---------
Cash flows from financing activities
  The Offering and application of the net proceeds
    Proceeds from sale of common stock in the Offering, net of $3,180 for
      underwriting discounts, commissions and expenses paid in 1997...............     28,770         --
    Borrowings under new credit facility, net of deferred financing costs of $441.     12,334         --
    Repayment of debt, including $273 in prepayment penalties and expenses........    (42,160)        --
  Financing of acquisitions
    Proceeds from issuance of cumulative convertible preferred stock, net.........         --      8,806
    Revolving line of credit borrowings...........................................         --      5,000
    Convertible subordinated note borrowings from related parties.................         --      3,000
  Proceeds from issuance of cumulative convertible preferred shares and
    mandatorily redeemable common stock warrants, net.............................         --        112
  Net borrowings (payments) under revolving line of credit agreements.............      2,387       (481)
  Promissory note principal payments..............................................     (1,095)        --
  Principal payments on capitalized lease and other long-term obligations.........     (1,356)    (1,416)
  Payment of deferred financing costs.............................................         --       (648)
  Other, net......................................................................         74       (249)
                                                                                    ---------  ---------
          Net cash (used for) provided by financing activities....................     (1,046)    14,124
                                                                                    ---------  ---------

Effect of foreign currency translation on cash....................................        (43)       (49)
                                                                                    ---------  ---------

Net increase (decrease) in cash and cash equivalents..............................         19       (224)
Cash and cash equivalents at beginning of period..................................        320        305
                                                                                    ---------  ---------
Cash and cash equivalents at end of period........................................  $     339  $      81
                                                                                    ---------  ---------
                                                                                    ---------  ---------

     The accompanying notes are an integral part of the consolidated financial statements.

               DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated April 16, 1997 which is a part of the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 17, 1997, as amended.

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

     The table below summarizes the changes in Redeemable Warrants and stockholders' equity for the nine months ended September 30, 1997 (amounts in thousands):

                                                                          STOCKHOLDERS' EQUITY
                             MANDATORILY  ---------------------------------------------------------------------------------------
                             REDEEMABLE   CUMULATIVE     COMMON      COMMON                                 FOREIGN
                               COMMON     CONVERTIBLE    STOCK,      STOCK,     ADDITIONAL                  CURRENCY
                               STOCK       PREFERRED     NO PAR     $.01 PAR     PAID-IN    ACCUMULATED    TRANSLATION
                              WARRANTS       STOCK       VALUE       VALUE       CAPITAL      DEFICIT       ADJUSTMENT    TOTAL
                             -----------  -----------    ------     --------    ----------  -----------    -----------   -------
Balance,
  December 31, 1996          $     6,879  $    13,850    $  216     $     --    $       --  $   (12,951)   $       121   $ 1,236

Delaware reorganization and
  reverse stock split........         --           --      (216)           1           215           --             --        --
Adjustment to redemption
  value of Redeemable
  Warrants (A)...............      2,203           --        --           --            --       (2,203)            --    (2,203)

The Recapitalization
  Conversion of preferred
    stock into common
    stock....................         --      (13,850)       --           19        13,831           --             --        --
  Cashless exercise and
    conversion of
    warrants (B).............     (6,103)          --        --            6         6,097           --             --     6,103
    Cancellation of Redeem-
      able Warrants..........     (1,143)          --        --           --            --        1,143             --     1,143

The Offering
  Proceeds from the
    Offering, net (C)........         --           --        --           27        28,236           --             --    28,263
  Cancellation of Redeem-
    able warrants upon
    debt repayment...........     (1,657)          --        --           --         1,657           --             --     1,657
  Reclassification of
    warrants no longer
    redeemable...............       (179)          --        --           --           179           --             --       179

Net income (D)...............         --           --        --           --            --        1,486             --     1,486
Stock option compensation
  expense....................         --           --        --           --           175           --             --       175
Translation adjustment.......         --           --        --           --            --           --           (250)     (250)
                             -----------  -----------    ------     --------    ----------  -----------    -----------   -------
Balance,
  September 30, 1997.........$        --  $        --    $   --     $     53    $   50,390    $ (12,525)   $      (129)  $37,789
                             -----------  -----------    ------     --------    ----------  -----------    -----------   -------
                             -----------  -----------    ------     --------    ----------  -----------    -----------   -------

-----------------------
(A) Reflects the increase in Redeemable Warrant redemption value to the $12.00 per share Offering price concurrent with the consummation of the Recapitalization and the Offering.
(B) Includes Series B cumulative convertible preferred stock warrants, common stock warrants not subject to redemption and Redeemable Warrants.
(C) Proceeds from the sale of 2,700,000 shares of common stock in the Offering, net of underwriting discounts and commissions of $2,268,000 and an estimated $1,569,000 in expenses attributable to the Offering.
(D)  Net of extraordinary loss from the debt refinancing (Note 7).

NOTE 4 - PRO FORMA INCOME (LOSS) PER COMMON SHARE

     The Company's historical capital structure is not indicative of its structure as of April 16, 1997 due to the Recapitalization, which occurred concurrent with the closing of the Offering (Note 3). Accordingly, historical loss per common share is not considered meaningful and has not been presented herein.

     Pro forma net income (loss) per common share for the Recapitalization reflects the Recapitalization (as if it had occurred January 1, 1996) and the Offering (as of April 16, 1997) and is computed using the weighted average number of common shares assumed to have been outstanding during the periods. For the three months and nine months ended September 30, 1997 and the three months ended September 30, 1996, the dilutive effect of common equivalent shares has been included in computing net income per common share. For the nine months ended September 30, 1996, the dilutive effect of common equivalent shares, other than for certain stock options granted in 1996 and Redeemable Warrants and Preferred Stock sold in 1996, has not been included because their inclusion would have decreased the net loss per share. Redeemable Warrants and Preferred Stock sold in 1996 at prices less than the initial public offering price have been included for all periods presented using the treasury stock method.

     Pro forma as adjusted income (loss) per common share reflects the Recapitalization, as described above, and the Offering as if it had occurred as of the beginning of each year presented. The income (loss) amount used to compute 1996 pro forma income (loss) per common share for the Offering is also adjusted to reflect the pro forma operating results for acquisitions consummated during 1996 (Note 5). The pro forma results exclude an extraordinary charge incurred in April 1997 as a result of the repayment of debt with the net offering proceeds.

     See Note 11 regarding a new accounting pronouncement affecting the computation of earnings per share.


NOTE 5 - ACQUISITIONS

     During 1996, the Company completed the following acquisitions: (i) on February 20, 1996, the purchase of the remaining 25% of a subsidiary's stock it did not already own from the subsidiary's minority shareholder (the "Minority Interest Acquisition"); (ii) on September 18, 1996, the purchase of substantially all of the assets, subject to certain liabilities assumed, of Aerospace Display Systems (the "ADS Acquisition"); and (iii) on December 5, 1996, the purchase of the stock of Elsinore Aerospace Services, Inc. and the certain assets, subject to certain liabilities, of Elsinore Engineering (collectively, the "Elsinore Acquisition"). Pro forma consolidated results of operations for the three months and nine months ended September 30, 1996, assuming the Minority Interest and ADS Acquisitions had been consummated on January 1, 1996, are as follows (amounts in thousands):

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                                                      -----------------------   -----------------------
                                                                  PRO FORMA                 PRO FORMA
                                                         AS          FOR           AS          FOR
                                                      REPORTED   ACQUISITIONS   REPORTED   ACQUISITIONS
                                                      --------   ------------   --------   ------------
Revenues............................................. $ 16,105   $     18,502   $ 43,059   $     50,765
Net income (loss)....................................      657          1,006     (1,097)          (763)
Net income (loss) applicable to common stockholders..     (216)           133     (1,436)        (1,102)

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

     In conjunction with the 1996 Elsinore acquisition, the Company acquired, among other intangible assets, the ability to issue certain Federal Aviation Administration (the "FAA") design approvals for modifications to designated aircraft through Elsinore's FAA-issued Designated Alteration Station ("DAS") approval status. In July 1997, the FAA notified the Company that its facilities did not fully comply with certain regulations governing such DAS status. The FAA granted the Company until September 10, 1997 to bring the facilities into full compliance and curtailed the operations of the facilities as a DAS until they achieved full compliance. On August 28, 1997 the FAA inspected the Company's facilities and determined they were in full compliance. The Company's DAS approval status was fully restored on September 5, 1997.

NOTE 6 - SIGNIFICANT CUSTOMERS

     Three customers each accounted for more than 10% of the Company's consolidated revenues during the periods presented, as follows:

                        THREE MONTHS          NINE MONTHS
                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,  YEAR ENDED
                     -------------------   -------------------   DECEMBER
                       1997       1996       1997       1996     31, 1996
                     --------   --------   --------   --------   --------
                         (UNAUDITED)           (UNAUDITED)

Customer A.........     19.3%      15.3%      19.7%      13.9%      15.8%
Customer B.........      1.5%       8.4%       1.9%      10.5%       7.7%
Customer C.........     10.7%      11.7%      12.2%      10.0%       7.2%
                     --------   --------   --------   --------   --------
  Total............     31.5%      35.4%      33.8%      34.4%      30.7%
                     --------   --------   --------   --------   --------
                     --------   --------   --------   --------   --------

     Complete loss of either Customer A or C could have a significant adverse impact on the results of operations expected in future periods. During the three months ended September 30, 1997, Customer A acquired a customer of the Company. The above amounts for Customer A include the Company's revenue from the acquired customer subsequent to its acquisition.

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

     The interest and commitment fee rates are reset quarterly, based upon the ratio of debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), pro forma for acquisitions for the twelve month period ending on such date. The maximum interest rate under the Credit Facility is either 0.75% above the prime rate or 2.00% above the IBOR rate. The maximum commitment fee rate is 0.375% per year.

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

NOTE 8 - INCOME TAXES

     During the three months and nine months ended September 30, 1997, the Company reduced its deferred tax asset valuation allowance by $92,000 and $348,000, respectively, to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $2,564,000 and $604,000 of the Company's loss carryforwards remained at September 30, 1997 for federal and state income tax purposes, respectively. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements.

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

NOTE 9 - FORWARD EXCHANGE CONTRACTS

     The Company enters into Swiss franc ("CHF") forward foreign exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. In January 1997, the Company entered into twelve forward foreign exchange contracts to purchase a total of CHF 7,800,000 for $5,885,000 at rates ranging between 1.3021 and
1.3492 CHF per U.S. dollar. Settlement of the contracts occurs in equal monthly amounts of CHF 650,000 through December 15, 1997. As of September 30, 1997, three forward foreign exchange contracts to purchase a total of CHF 1,950,000 for $1,493,000 at rates ranging between 1.3021 and 1.3062 CHF per U.S. dollar remained open.

     Gains and losses on forward foreign exchange contracts are recognized currently in the consolidated statements of operations. During the three months ended September 30, 1997 and 1996, the Company realized losses of $156,000 and $79,000, respectively, on contracts settled during the periods. During the nine months ended September 30, 1997 and 1996, the Company realized losses of $357,000 and $161,000, respectively, on contracts settled during the periods. In addition, the Company recorded unrealized market value losses aggregating $146,000 and $79,000 on the remaining open contracts as of September 30, 1997 and 1996, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

     The Company has entered into an operating lease for larger manufacturing and engineering facilities for one of its subsidiaries. The lease commences November 1, 1997 and is for a seven-year period. The aggregate future minimum lease commitment is $2,902,000, payable monthly.

     In April 1997, two stockholders asserted the claim that they were entitled to more shares of common stock than they received in connection with the Offering based upon their interpretation of the anti-dilution provisions contained in certain Redeemable Warrant agreements. The Redeemable Warrants were exercised as part of the Recapitalization concurrent with the Offering. The stockholders claimed they were entitled to the additional shares since the $12.00 Offering price per share was below a threshold amount set in the Redeemable Warrant agreements. In October 1997, the Company reached a settlement with the stockholders and agreed to issue them an additional 50,743 common shares. The additional shares, when issued, will result in a reclassification from accumulated deficit to common stock and additional paid-in capital for an amount equal to the number of shares issued to the stockholders at the $12.00 per share Offering price.

     Management believes the resolution of the foregoing matter does not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The inclusion of the additional common shares, had they been issued at the date of the Offering, would not change the amounts reported as pro forma income (loss) per share for the three months and nine months ended September 30, 1997 and 1996.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The Company is required to adopt SFAS 128 as of December 31, 1997; earlier application is not permitted. Pro forma earnings (loss) per share, assuming the adoption of SFAS 128 as of the beginning of the reporting periods, would be as follows:

                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                 -------------------   -------------------
                                                                   1997       1996       1997       1996
                                                                 --------   --------   --------   --------
                                                                     (UNAUDITED)           (UNAUDITED)
Basic earnings (loss) per share
  Pro forma for the Recapitalization
    Income (loss) before extraordinary item...................   $    .28   $    .26   $    .84   $   (.43)
    Extraordinary loss from debt refinancing..................         --         --       (.49)        --
                                                                 --------   --------   --------   --------
    Net income (loss).........................................   $    .28   $    .26   $    .35   $   (.43)
                                                                 --------   --------   --------   --------
                                                                 --------   --------   --------   --------

  Pro forma for the Recapitalization, as adjusted for
    acquisitions and the Offering -- before extraordinary
    item......................................................   $    .28   $    .19   $    .84   $    .29
                                                                 --------   --------   --------   --------
                                                                 --------   --------   --------   --------

Diluted earnings (loss) per share
  Pro forma for the Recapitalization
    Income (loss) before extraordinary item...................   $    .26   $    .22   $    .77   $   (.41)
    Extraordinary loss from debt refinancing..................         --         --       (.45)        --
                                                                 --------   --------   --------   --------
    Net income (loss).........................................   $    .26   $    .22   $    .32   $   (.41)
                                                                 --------   --------   --------   --------
                                                                 --------   --------   --------   --------

  Pro forma for the Recapitalization, as adjusted for
    acquisitions and the Offering -- before extraordinary
    item......................................................   $    .26   $    .18   $    .79   $    .28
                                                                 --------   --------   --------   --------
                                                                 --------   --------   --------   --------

REPORTING COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company is required to adopt SFAS 130 for its fiscal year beginning January 1, 1998; to enhance comparability, reclassification of financial statements for earlier periods is required.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting ("SFAS 131"). SFAS 131 establishes standards for disclosure about operating in segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The Company is required to adopt SFAS 131 for its fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

NOTE 12 - AGREEMENT TO ACQUIRE AUDIO INTERNATIONAL, INC.

     On November 3, 1997, the Company announced that it signed a definitive agreement to purchase all of the outstanding stock of Audio International, Inc. ("Audio International"). The acquisition is expected to close by mid-November. Audio International, located in Little Rock, Arkansas, provides premium, customized aircraft entertainment and cabin management products and systems for the high-end corporate jet market.

     The purchase price consists of $24,000,000 in cash at closing plus contingent consideration aggregating a maximum of $6,000,000 payable over two years based on future attainment of defined performance criteria. The acquisition will be funded with borrowings under the Company's Credit Facility. The Credit Facility has been amended to increase the permitted maximum borrowings by $20 million to $60 million, effective with the closing of the acquisition.

     The transaction will be accounted for as a purchase and the difference between the purchase price and the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight-line basis over thirty years.

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

                           FORWARD-LOOKING STATEMENTS

     Management's discussion and analysis of financial condition and results of operations that are not historical facts are forward-looking statements. Such forward-looking statements in this document are made pursuant to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1994. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain risks and uncertainties that may affect the actual results of any forward-looking information contained herein, refer to the sections in the Company's Prospectus entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues increased $10.5 million, or 65.4%, to $26.6 million for the three months ended September 30, 1997 from $16.1 million for the three months ended September 30, 1996. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases of $2.1 million; (ii) growth in the Company's private labeling programs of $.8 million; (iii) an increase of sales to Interactive Flight Technologies, Inc. of $.8 million relating to a major systems integration program for Swissair; (iv) the inclusion of $3.4 million of revenues from Aerospace Display Systems which was acquired on September 18, 1996; (v) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems principally on Boeing's 777 aircraft of $.4 million;
(vi) the inclusion of $.9 million of revenues from Elsinore which was acquired on December 5, 1996; (vii) new major systems integration programs for United Parcel Service and The Network Connection for $.6 million; and
(viii) the overall growth in the commercial aircraft market.

     GROSS PROFIT. Gross profit increased $2.3 million, or 49.8%, to $6.8 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. Gross profit as a percent of revenues decreased to 25.7% for the three months ended September 30, 1997 from 28.4% for the three months ended September 30, 1996. Gross profit increased from the increased sales volume. The decrease in gross profit as a percent of revenue was attributable to a change in mix in the systems integration business. Gross profit as a percent of revenue increased to 25.7% for the three months ended September 30, 1997 from 25.3% for the three months ended June 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1.0 million, or 36.6%, to $3.8 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. SG&A expenses as a percent of revenues decreased to 14.2% for the three months ended September 30, 1997 from 17.2% for the three months ended September 30, 1996. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to original equipment manufacturers and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from Aerospace Display Systems which was acquired in 1996.

     OPERATING PROFIT. Operating profit increased $1.2 million to $2.8 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. Operating profit as a percent of revenues increased to 10.7% for the three months ended September 30, 1997 from 10.4% for the three months ended September 30, 1996. The increase in operating income resulted from the factors described above.

     INTEREST EXPENSE. Interest expense decreased $.7 million, or 67.7%, to $.3 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. This decrease resulted from completion of the Offering on April 16, 1997 and the repayment of a substantial portion of the Company's debt with the proceeds.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 1997, the Company reduced its deferred tax asset valuation allowance by $.1 million to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized.

     NET INCOME. The net income increased $.8 million to $1.5 million for the three months ended September 30, 1997 from $.7 million for the three months ended September 30, 1996. The increase is a result of the factors described above.

     NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $1.7 million to $1.5 million for the three months ended September 30, 1997 from a net loss applicable to common stockholders of $.2 million for the three months ended September 30, 1996. The increase resulted from the factors described above and a $.6 million increase during 1996 in the redemption value of mandatorily redeemable common stock warrants. The increase also resulted from a $.3 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the Recapitalization.

     PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $.5 million to $1.5 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996 as a result of the factors described above.

     BOOKINGS. Bookings increased $.7 million or 2.7%, to $26.8 million for the three months ended September 30, 1997 compared to $26.1 million for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues increased $37.8 million, or 87.9%, to $80.9 million for the nine months ended September 30, 1997 from $43.1 million for the nine months ended September 30, 1996. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases of $6.4 million; (ii) growth in the Company's private labeling programs of $5.1 million; (iii) an increase of sales to Interactive Flight Technologies, Inc. of $3.4 million relating to a major systems integration program for Swissair; (iv) the inclusion of $10.0 million of revenues from Aerospace Display Systems which was acquired on September 18, 1996; (v) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems principally on Boeing's 777 aircraft of $4.0 million;
(vi) an increase in sales of harness assemblies for in-flight entertainment systems of $4.6 million; (vii) the inclusion of $2.2 million of revenue from Elsinore which was acquired on December 5, 1996; (viii) new major systems integration programs for United Parcel Service and The Network Connection for $1.8 million; and (ix) the overall growth in the commercial aircraft market. Partially offsetting this increase was a decline in sales to AT&T Wireless Services, Inc. of $3.4 million, reflecting the completion in late 1995 and early 1996 of a major systems integration program.

     GROSS PROFIT. Gross profit increased $10.6 million, or 108.2%, to $20.4 million for the nine months ended September 30, 1997 from $9.8 million for the nine months ended September 30, 1996. Gross profit as a percent of revenues increased to 25.2% for the nine months ended September 30, 1997 from 22.7% for the nine months ended September 30, 1996. This increase was attributable to an improvement in gross profit as a percent of revenues from increased sales volume, sustained price increases, favorable mix, and lower material costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $3.8 million, or 52.3%, to $11.0 million for the nine months ended September 30, 1997 from $7.2 million for the nine months ended September 30, 1996. SG&A expenses as a percent of revenues decreased to 13.6% for the nine months ended September 30, 1997 from 16.8% for the nine months ended September 30, 1996. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to original equipment manufacturers and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from Aerospace Display Systems which was acquired in 1996.

     OPERATING PROFIT. Operating profit increased $6.6 million to $8.7 million for the nine months ended September 30, 1997 from $2.2 million for the nine months ended September 30, 1996. Operating income as a percent of revenues increased to 10.8% for the nine months ended September 30, 1997 from 5.0% for the nine months ended September 30, 1996. The increase in operating income resulted from the factors described above.

     INTEREST EXPENSE. Interest expense decreased $.2 million, or 7.9%, to $2.6 million for the nine months ended September 30, 1997 from $2.8 million for the nine months ended September 30, 1996. The decrease resulted from the completion of the Offering on April 16, 1997 and the repayment of a substantial portion of the Company's debt with the proceeds.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1997, the Company reduced its deferred tax asset valuation allowance by $.3 million to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $2.6 million and $.6 million of the Company's loss carryforwards remained at September 30, 1997 for federal and state income tax purposes, respectively.

     EXTRAORDINARY LOSS FROM DEBT REFINANCING. During the nine months ended September 30, 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the proceeds from the Offering.

     NET INCOME (LOSS). Net income increased $2.6 million to $1.5 million for the nine months ended September 30, 1997 from a net loss of $1.1 million for the nine months ended September 30, 1996. The increase is a result of the factors described above.

     NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased $.3 million to a net loss of $1.2 million for the nine months ended September 30, 1997 from a net loss applicable to common stockholders of $1.4 million for the nine months ended September 30, 1996. The decrease resulted from the factors described above partially offset by a $2.7 million increase in the redemption value of mandatorily redeemable common stock warrants between the two periods. In addition, the decrease was also partially offset by a $.4 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the Recapitalization which occurred concurrent with the consummation of the Offering.

     PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $2.9 million to $4.5 million for the nine months ended September 30, 1997 from $1.6 million for the nine months ended September 30, 1996 as a result of the factors described above.

BOOKINGS AND BACKLOG. Bookings increased $28.6 million, or 53.0%, to $82.4 million for the nine months ended September 30, 1997 compared to $53.9 for the same period in 1996. The increase in bookings for 1997 includes a net $11.3 million attributable to Aerospace Display Systems, which was acquired in September 1996. As of September 30, 1997, the Company had a sales order backlog of $44.8 million compared to $44.5 million as of December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company generated cash from operating activities of $4.0 million. The Company used $4.1 million in cash for working capital. The Company's accounts receivable consist of trade receivables and unbilled receivables, which are recognized pursuant to the percentage of completion method of accounting for long-term contracts. Accounts receivables increased $2.4 million for the nine months ended September 30, 1997 due to higher sales offset by lower average days outstanding. Inventories increased by $2.4 million for the nine months ended September 30, 1997 in support of sales growth. Accounts payable increased by $.9 million for the nine months ended September 30, 1997 as a result of higher purchases in support of sales and backlog growth.

     Capital expenditures of $2.8 million were made during the nine months ended September 30, 1997. The capital expenditures were for projects to: (i) increase manufacturing capacity in support of revenue growth; (ii) improve plating controls; and (iii) construct three additional selective plating machines. The Company anticipates capital expenditures of approximately $3.2 million in 1997.

     Net cash used for financing activities was $1.0 million for the nine months ended September 30, 1997. On April 16, 1997, the Company completed the Offering and sold 2,700,000 shares of common stock for $12.00 per share. Net proceeds from the Offering of $28.8 million, together with approximately $12.3 million of net proceeds from borrowings under a new credit facility were used to repay amounts due of $42.2 million under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible subordinated notes.

     Cash was essentially unchanged for the nine months ended September 30, 1997 due to the factors described above. Concurrent with the Offering, the Company entered into a new $40 million revolving Credit Facility which expires in 2002 (See Note 7 to the consolidated financial statements). Availability under the Credit Facility was $28.3 million and working capital aggregated $22.2 million as of September 30, 1997. As described in Note 12 to the consolidated financial statements, availability under the Credit Facility will increase by $20 million to $60 million concurrent with the closing of an acquisition. The Company believes that the current levels of working capital and amounts available under its Credit Facility will enable it to meet its foreseeable short-term and long-term liquidity requirements.

                               OTHER INFORMATION

BOEING'S ANNOUNCED PRODUCTION AND DELIVERY RATE CUTBACKS

     The Boeing Company ("Boeing") is the Company's largest customer, representing 19.7% of total revenue for the nine months ended September 30, 1997. In addition, significant portions of the Company's components are indirectly sold to Boeing through sales to Boeing's avionics and in-flight entertainment system suppliers. During the quarter ended September 30, 1997, Boeing announced that parts shortages caused by its supplier network and production chain disrupted their production schedules and adversely affected their production and delivery rates. Boeing has also announced that it will immediately shut down its 737 and 747 production lines for twenty working days and will not resume normal production rates until the end of November.

     While Boeing's production problems adversely effected the Company's revenue for the three months ended September 30, 1997, the Company has been able to partially offset the shortfall with sales to other customers. Direct sales to Boeing, excluding the Company's indirect sales to other Boeing suppliers, decreased 21.4% or $1.2 million to $4.4 million for the three months ended September 30, 1997 compared to $5.6 million for the three months ended June 30, 1997 (excluding the effect of Boeing's acquisition of McDonnell Douglas Corporation). While the Company's sales to other Boeing suppliers also decreased, the impact cannot be reasonably quantified due to the Company's uncertainty as to the dollar amount of components the suppliers in turn ship directly to Boeing versus other customers for retrofit, maintenance and aftermarket applications.

     The Company expects to be able to continue to partially offset the Boeing shortfall for the immediate foreseeable future. The Company believes it has substantially fulfilled Boeing's delivery requirements on a timely basis and recently Boeing instructed the Company to continue its production and delivery of components during the shut down. Management does not believe the Boeing production schedule disruption will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

SEASONALITY

     Traditionally, demand for the Company's products and services is lowest during the third quarter of each year, particularly in the Company's systems integration business. Commercial passenger airlines are reluctant to remove aircraft from service during the peak summer travel months for voluntary system installations or upgrades.

AFFECT OF THE YEAR 2000 ON COMPUTER SOFTWARE

     In 1996, the Company performed an evaluation of all of its information systems to determine if the existing hardware and software would meet the Company's long-term requirements. Because of numerous acquisitions made over the past several years, the Company operates several stand-alone systems using different, and in some cases internally customized, software purchased during the early 1980's. The Company concluded that essentially all existing software should be upgraded to newer, off-the-shelf, integrated manufacturing and business application software. In 1997, the Company commenced the implementation of this strategy. One of the criteria to be used in selecting the software is that it be Year 2000 compliant.

     The Company believes the migration to the new integrated software will be completed prior to the Year 2000. Accordingly, management does not anticipate encountering any significant Year 2000 computer software issues that would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

STOCKHOLDER DISPUTE REGARDING ISSUANCE OF ADDITIONAL COMMON SHARES

     In April 1997, two stockholders asserted the claim that they were entitled to more shares of common stock than they received in connection with the Offering based upon their interpretation of the anti-dilution provisions contained in certain Redeemable Warrant agreements. The Redeemable Warrants were exercised as part of the Recapitalization concurrent with the Offering. The stockholders claimed they were entitled to the additional shares since the $12.00 Offering price per share was below a threshold amount set in the Redeemable Warrant agreements. In October 1997, the Company reached a settlement with the stockholders and agreed to issue them an additional 50,743 common shares. The additional shares, when issued, will result in a reclassification from accumulated deficit to common stock and additional paid-in capital for an amount equal to the number of shares issued to the stockholders at the $12.00 per share Offering price.

     Management believes the resolution of the foregoing matter does not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The inclusion of the additional common shares, had they been issued at the date of the Offering, would not change the amounts reported as pro forma income (loss) per share for the three months and nine months ended September 30, 1997 and 1996.

DESIGNATED ALTERATION STATION APPROVAL STATUS

     In conjunction with the 1996 acquisition of the stock of Elsinore Aerospace Services, Inc. and certain assets of Elsinore Engineering (collectively "Elsinore"), the Company acquired, among other intangible assets, the ability to issue certain Federal Aviation Administration (the "FAA") design approvals for modifications to designated aircraft through Elsinore's FAA-issued Designated Alteration Station ("DAS") approval status. In July 1997, the FAA notified the Company that its facilities did not fully comply with certain regulations governing such DAS status. The FAA granted the Company until September 10, 1997 to bring the facilities into full compliance and curtailed the operations of the facilities as a DAS until they achieved full compliance. On August 28, 1997 the FAA inspected the Company's facilities and determined they were in full compliance. The Company's DAS approval status was fully restored on September 5, 1997.

RELOCATION OF PRINCIPAL EXECUTIVE OFFICES

     The Company has relocated its principal executive offices from Ohio to California. The relocation places the executive offices in closer proximity to a majority of the Company's customers and manufacturing operations which are based in the western United States, principally southern California.

     Management believes the relocation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    11.1 Statement regarding computation of per share earnings of the Company
    20.1 Filed Final Prospectus of the Company dated April 16, 1997 *
-------------------
    * Previously filed

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended September 30, 1997.



                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DECRANE AIRCRAFT HOLDINGS, INC.
                                                 (Registrant)





November 10, 1997                       By:  /s/ ROBERT A. RANKIN
                                           ----------------------
                                           Name:     Robert A. Rankin
                                           Title:    Chief Financial Officer and
                                                     Secretary