Form 10-K
period 1997-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 1998-03-31
CIK 880765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-22371

                            ------------------------

                        DECRANE AIRCRAFT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                34-1645569
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

                        2361 ROSECRANS AVENUE, SUITE 180
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 725-9123
                    (Address of Principal Executive Offices)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          Common Stock, $.01 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] YES    [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

As of March 4, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq National Market on such date, was approximately $53,796,127.25. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of Common Stock outstanding on March 4, 1998 was 5,318,563.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information set forth under Part III, Items 11, 12 and 13 of this Report is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of stockholders, which will be filed with the Commission within 120 days after the close of the fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    DeCrane Aircraft Holdings, Inc. and subsidiaries (collectively, the "Company") manufactures avionics components and provides avionics systems integration services in certain niche markets of the commercial and high-end corporate jet aircraft industries. The products and services offered by the Company are utilized primarily in commercial and corporate aircraft to connect, support and/or integrate various avionics systems, including cabin avionics systems and flight deck avionics systems. The Company's targeted markets consist of commercial aircraft and avionics original equipment manufacturers ("OEM's"), the commercial aircraft retrofit market, the commercial aircraft aftermarket and high-end corporate jet market. The Company also sells products and services to the military aircraft market.

    The Company seeks to maximize its sales by emphasizing the complementary nature of its products and services. Components manufactured by the Company include: (i) contacts (of which the Company believes it is the largest supplier of bulk contacts to the commercial aircraft OEMs); (ii) connectors (which often utilize the contacts manufactured by the Company); (iii) harness assemblies (which often utilize the connectors manufactured by the Company); and (iv) avionics support structures (which often are packaged with the Company's connectors and harness assemblies in installation kits). The Company also manufactures dichroic liquid crystal display ("LCD") devices, which are used with flight deck avionics, and believes it is the largest supplier of such devices to the commercial aircraft OEMs. In addition, the Company provides stereo systems, video monitors, amplifiers, chimes and paging devices, headphone systems and passenger switch and cabin lighting and climate controls for the high-end corporate jet market. The systems integration services provided by the Company include design and engineering, Federal Aviation Administration ("FAA") certification, manufacture of installation kits and systems installation. The Company manufactures many of the components required to complete a systems integration project, which it believes provides it a critical competitive advantage.

    The Company was formed in 1989 to capitalize on emerging trends in the aircraft market through acquisitions. Since its formation, the Company has completed nine acquisitions of businesses or assets. A summary of these transactions follows:

                                                                                               APPROXIMATE
  YEAR OF                                                       PRINCIPAL PRODUCTS AND           PURCHASE
TRANSACTION                      TARGET                              SERVICES(1)                 PRICE(2)
------------   ------------------------------------------  --------------------------------  ----------------
                                                                                              (IN MILLIONS)
       1990    Hollingsead International, Inc.             Avionics support structures             $  9.1(3)
       1991    Tri-Star Electronics International, Inc.    Contacts and connectors                      *(4)
       1991    Tri-Star Europe, S.A.                       Contact blanks                               *(4)
       1991    Tri-Star Technologies, Inc.                 Wire marking equipment                       *(4)
       1991    Cory Components, Inc.                       Connectors & harness assemblies            7.7(5)
       1996    Aerospace Display Systems, Inc.             Dichroic LCD devices                      13.4(6)
       1996    Elsinore                                    Engineering services                       2.6(7)
       1996    AMP Facility                                Contact blanks                             6.8(8)
       1997    Audio International, Inc.                   Cabin management &
                                                             entertainment products                  24.7(9)

--------------------------
(1) At the time of the transaction.

(2) Includes, where applicable, related fees and expenses and post closing adjustments.

(3) Includes Hollingsead International, Inc. and its wholly owned subsidiary (collectively "Hollingsead").

(4) Although each of Tri-Star Electronics International, Inc., ("Tri-Star"), Tri-Star Europe S.A. ("Tri-Star Europe") and Tri-Star Technologies, Inc. ("TST") was acquired pursuant to a separate agreement, the purchase price, which was $10.4 million for all three entities, was determined in the aggregate.

(5) The Company acquired 75% of Cory Components, Inc. ("Cory Components") in 1991 for approximately $2.0 million. In February 1996, the Company acquired the 25% which it did not already own for approximately $5.7 million.

(6) Reflects the acquisition of the Aerospace Display Systems division from Allard Industries, Inc. ("ADS").

(7) Includes Elsinore Aerospace Services, Inc. and the Elsinore Engineering Services division of Elsinore L.P. (collectively "Elsinore").

(8) Reflects the purchase of certain manufacturing assets (collectively, the "AMP Facility") from AMP, Inc. ("AMP").

(9) Subject to contingent consideration of up to $6,000,000 depending on certain performance criteria for Audio International, Inc. ("Audio").

    The Company commenced its operations in October 1990 with the acquisition of Hollingsead, which, at the time of the acquisition, was solely a manufacturer of avionics support structures. The Company expanded its manufacturing operations with the 1991 acquisition of Tri-Star, Tri-Star Europe and TST and Cory Components (the "Tri-Star Companies"). The Company's management has refocused and expanded the businesses which were acquired in the Hollingsead and Tri-Star transactions. By capitalizing on Hollingsead's manufacturing strength in avionics support structures, which are used extensively in the systems integration process, the Company has expanded Hollingsead into a full-service systems integrator concentrated in the retrofit market. Concurrently, the Company has enhanced the market positions of the Tri-Star Companies as a leading supplier of certain low-cost, high-quality avionics components. Management has focused on reducing costs, improving quality and increasing the market penetration of the components manufactured by these companies.

    During the last two years, the Company completed: (i) the acquisitions of ADS and Elsinore; (ii) the purchase of the AMP Facility; (iii) the acquisition of the remaining 25% interest in Cory Components which it did not already own; and (iv) the acquisition of Audio. The acquisition of ADS, a manufacturer of dichroic LCD devices, which the Company believes is the largest supplier of such products to commercial aircraft OEMs, expanded the Company's offering of components used in flight deck avionics systems. The acquisition of ADS has allowed the Company to capitalize on the upturn in aircraft OEM production by increasing its revenue content per aircraft. The acquisition of Elsinore, with its Designated Alteration Station ("DAS") approval, permits the Company to issue, through Elsinore, on behalf of the FAA, certification that the designs of aircraft modifications performed in connection with systems integration services conform to all pertinent FAA requirements. Such certifications are issued as FAA-approved Supplemental Type Certificates ("STCs"), which constitute, in effect, specific FAA design approval for each modification. In addition, the acquisition of Elsinore enhanced the Company's systems integration capabilities and increased the number of engineering personnel dedicated to the Company's systems integration effort by approximately 50%. The acquisition of Elsinore also provided the Company with an important new customer in the aircraft industry, Daimler-Benz Aerospace Airbus GmbH, and the opportunity to obtain additional customers. The Company's purchase of the AMP Facility added contact capability and capacity which enables the Company to optimize and expand its contact manufacturing operations. The AMP Facility enables the Company to produce contact blanks using a cold-heading manufacturing process which, when used for high volume production, is more cost effective than screw machine operations. As a result of the purchase of the AMP Facility, the Company has significantly increased its sales of contacts and the number of distributors to which it sells. The Company believes Audio, which it acquired in November 1997, is the nation's largest and leading independent provider of premium, customized aircraft entertainment and cabin management products and systems for the high-end corporate jet market. The acquisition of Audio expanded the Company's offering of products and systems for the corporate jet market.

INDUSTRY OVERVIEW AND TRENDS

    The Company participates in the commercial, high-end corporate jet and military segments of the aircraft industry. Within those segments, the Company sells to commercial and high-end corporate jet OEMs, major avionics equipment OEMs and military aircraft OEMs as well as to the aircraft retrofit market, aircraft component aftermarket and corporate jet modification centers. According to the 1997 CURRENT MARKET OUTLOOK ("the Boeing Report") published by the Commercial Airplane Group of the Boeing Company ("Boeing"), expenditures for new commercial jet aircraft production are expected to total approximately $490 billion for the period from 1996 through 2006; and worldwide air travel will average 4.9% annual growth over the next two decades. The aircraft component retrofit market (the integration of new systems into existing aircraft) and the aircraft component aftermarket (the manufacture and sale of replacement products for existing aircraft) are served by a highly fragmented group of companies, including many of the OEMs. The aviation industry has been consolidating at an increasing pace in recent years, and it is expected that such consolidation will continue for the foreseeable future.

    The market for commercial aircraft designed to carry 100 or more passengers is served principally by Boeing and Airbus Industrie ("Airbus"). The market for commercial aircraft designed to carry fewer than 100 passengers is served by more than a half dozen other manufacturers. The major systems installed on new commercial and military aircraft, such as flight deck avionics systems, are produced by a limited number of OEMs, including AlliedSignal, Rockwell Collins, General Electric, Honeywell, Raytheon and Sextant Avionique. Components and sub-systems for new aircraft are provided by a much more fragmented group of smaller, specialized companies such as the Company. The Company markets its commercial aircraft products directly to the aircraft OEMs as well as to the major systems OEMs. In some cases, the Company sells its products under private label agreements with certain component manufacturers.

    The Company believes that there are numerous barriers to entry which limit access to the aircraft industry. These barriers include: (i) general FAA certification requirements, including those necessary to perform aircraft modifications or maintenance; (ii) required compliance with military specifications for certain products sold to commercial and military markets;
(iii) required compliance with qualification and approval standards imposed by aircraft and avionics systems OEMs in addition to FAA aircraft manufacturing and aircraft modification design and installation standards; (iv) reluctance of OEMs to list new companies as approved vendors on the engineering drawings of the OEMs (referred to as "print position"); and (v) significant initial capital investment and tooling requirements necessary for the manufacture of certain aircraft components and systems.

    The Company believes the following trends are affecting the commercial and corporate aircraft industry:

    INCREASED DEMAND FOR NEW COMMERCIAL AIRCRAFT. The Boeing Report cites that over the next decade, the world jetliner fleet is projected to grow from 11,500 aircraft at the end of 1996 to nearly 17,000 aircraft in 2006 and to 23,600 by 2016; and the report estimates that, over the next 20 years, the industry will require 16,160 new aircraft both to support the projected world fleet expansion and to replace capacity lost as aircraft are removed from commercial airline service. According to aircraft delivery schedules revised in January 1998, combined annual deliveries from Boeing (including the former McDonnell Douglas Corporation ("McDonnell Douglas")) and Airbus are projected to increase from 397 aircraft in 1996 and 557 in 1997 to an estimated 785 in 1998. The Company believes that every commercial aircraft model currently produced by Boeing and Airbus contains components manufactured by it. The Boeing Report notes that the pent-up demand for replacement aircraft, and upcoming deadlines for noise abatement, which may take some older aircraft out of service, will require carriers to add capacity in order to keep pace with traffic growth.

    INCREASED DEMAND FOR NEW CORPORATE JET AIRCRAFT. According to the ALLIEDSIGNAL ANNUAL BUSINESS AVIATION OUTLOOK, 2,300 new corporate jet aircraft are expected to be delivered from 1997 through 2001, a 61% increase over the previous five year period. The Company believes that the increase in new corporate jet aircraft production is being driven by a number of factors, including: (i) the introduction of new, larger and more efficient aircraft; (ii) the growing popularity of fractional aircraft ownership; (iii) the minimal availability of used aircraft; (iv) the need for long range flights to expanding international markets; and (v) the increased demand for more expedient travel.

    INDUSTRY CONSOLIDATION--REDUCTION IN NUMBER OF APPROVED SUPPLIERS AND VENDORS. In order to reduce purchasing costs and have greater control over quality, OEMs and aircraft operators have been reducing the number of vendors and suppliers from whom they purchase. Suppliers and vendors must now possess the critical mass and production and distribution capabilities required to provide a broader range of products and services to airlines and OEMs on a just-in-time basis. These requirements, coupled with the high level of fragmentation within the aerospace industry, have led many companies to realize significant internal synergies and external marketing benefits from merging.

    INCREASED DEMAND FOR CABIN AVIONICS SYSTEMS. In recent years, there has been an increase in demand for cabin avionics systems, including in-flight passenger telecommunications systems and in-flight entertainment systems, such as video, video-on-demand and other interactive systems. The Company also believes that demand for cabin avionics systems and flight deck avionics systems is increasing, primarily as a result of: (i) a desire by airlines for additional revenue-producing services; (ii) longer flights combined with a demand by airline passengers for more sophisticated forms of in-flight services; and (iii) the advent of new technologies and FAA mandates related to aircraft safety and navigation.

    PROLIFERATION OF NEW SAFETY REQUIREMENTS. The advent of new technologies and FAA mandates are driving a proliferation of new safety systems for airplanes. The world's airlines, aircraft and avionics OEMs and regulatory agencies have coordinated to develop industry standards, regulations and system requirements for future air navigation systems ("FANS"). Through the implementation of FANS, a complete modernization of both airborne and ground-based air traffic management systems is expected to be introduced. As overall navigation system accuracy is improved, new navigation systems, such as global positioning systems ("GPS"), will be required. Other new technologies which have already been mandated include the traffic collision avoidance system ("TCAS"), cargo hold fire detection and suppression systems and windshear detection systems. In anticipation of new FAA recommendations and mandates, many airlines have already begun to install enhanced ground proximity warning systems, predictive windshear detection systems and enhanced digital flight data recorders. Each of these systems presents aircraft avionics retrofit opportunities to the Company.

    DOWNSIZING AND OUTSOURCING. Airlines have come under increasing pressure to reduce operating and capital costs associated with providing services. In response, airlines have increased purchases of certain components from third parties and have outsourced certain repair, overhaul and retrofit functions. Similarly, aircraft and avionics OEMs increasingly are reducing their level of vertical integration by outsourcing more manufacturing, repair and retrofit functions to third parties. The Company believes that these trends are creating increased demand for low-cost, high-quality component manufacturers and systems integrators, such as the Company.

COMPETITIVE STRENGTHS

    The Company believes that it is well-positioned to take advantage of the current trends and expected growth in the commercial and high-end corporate jet aircraft industry as a result of the following competitive strengths:

    LEADING POSITIONS IN NICHE MARKETS. The Company successfully has established strong positions in several specialized niches within the commercial aircraft industry. The Company believes that it is the largest supplier of bulk contacts to the commercial aircraft OEMs. The Company also believes it is the largest supplier of dichroic LCD devices for use by commercial aircraft OEMs and a major supplier of harness assemblies for use in in-flight entertainment systems. The Company believes it is the largest provider of premium, customized aircraft entertainment and cabin management products and systems for the high-end corporate jet market. The Company seeks to utilize its strong market positions to compete more effectively as well as to capitalize on industry consolidation trends.

    RECORD OF SUCCESSFUL ACQUISITIONS. Since its formation in 1989, the Company has completed nine acquisitions of businesses or assets, including, in 1997, the acquisition of Audio and, in 1996, the acquisitions of ADS and Elsinore and the purchase of the AMP Facility. The Company has demonstrated its ability to: (i) identify strategic acquisition targets; (ii) complete the acquisitions of identified targets; (iii) retain key management; and (iv) increase revenues of an acquired company, often while refocusing that company's business strategy. The Company believes that its acquisition success has resulted from its ability to identify and screen acquisition candidates, implement an effective cost reduction program and expand and diversify the products and services provided by an acquired company. In the past, acquisitions by the Company have resulted in increased indebtedness and interest expense which has caused the

Company to incur net losses in each year since its inception despite positive operating income. See "Risk Factors--Risks Associated with Acquisitions," below.

    ALIGNMENT WITH LEADING AVIONICS AND AIRCRAFT OEMS AND SUPPLIERS. The Company seeks to maximize its growth by establishing long-term relationships with leaders in the Company's primary markets. For example, the Company has entered into supply agreements with Boeing. The Company believes that through these agreements it is the supplier of a substantial majority of the bulk contacts for all aircraft currently manufactured by Boeing and the sole source supplier of certain connectors for in-flight entertainment systems installed by Boeing on its 777 aircraft. The Company is also: (i) a preferred supplier of harness assemblies to Matsushita Avionics Systems ("Matsushita") for its in-flight entertainment systems; (ii) a preferred systems integrator for the fire suppression and smoke detection systems of Securaplane and Kidde Safety;
(iii) a preferred systems integrator for Canadian Marconi Co. and Smiths Industries plc in navigation systems; and (iv) a preferred systems integrator for Honeywell's GPS systems.

    LOW-COST, HIGH-QUALITY OPERATIONS. The Company believes that it has established low-cost operations through well-defined cost reduction programs, technological development and the use of vertical integration, where appropriate. The Company's low-cost operations are demonstrated, for example, by the growth of the Company's contact private labeling programs under which the Company supplies contacts to many of its competitors.

    The Company uses sophisticated procedures and processes to ensure its products meet or exceed industry and customer quality requirements. Many customers formally have recognized the effectiveness of the Company's quality programs by issuing quality approval letters, awarding quality compliance certificates and authorizing the Company's inspection personnel to act as the authorized quality representative of the customer. For example, in February 1996, the Company received Boeing's D1-9000 Advanced Quality System award, and two of the Company's facilities are currently ISO-9001 or ISO-9002 certified.

    ENGINEERING AND RELATED TECHNICAL CAPACITY INCLUDING INDUSTRY AND REGULATORY CERTIFICATIONS. The Company believes that it is one of the few companies with the capability to perform full-service systems integration functions (design and engineering, FAA certification, installation kit manufacturing and installation of cabin avionics and flight deck avionics systems on aircraft). The Company employs FAA-certified airframe and power-plant mechanics who are authorized to perform certain aircraft modification functions, and approximately 12% of the Company's employees are engineering personnel. This level of expertise enables the Company to respond rapidly and effectively to the technical requirements of its customers as well as to capitalize on the outsourcing trends in its industry. The Company's subsidiaries hold numerous Parts Manufacturer Approval ("PMA") authorizations from the FAA, permitting them to manufacture and sell various parts in many different aircraft; three FAA domestic repair station certificates, authorizing them to perform certain aircraft modifications; and one of only 26 DASs worldwide which are authorized by the FAA to provide approval of certain aircraft modifications as the FAA's designee certificates (all as of December 31, 1997). The FAA approvals obtained by the Company's subsidiaries are owned, and may only be used by, the subsidiary obtaining such approval.

    MANAGEMENT DEPTH AND EXPERIENCE. The Company has assembled a team of executives, program managers and engineers from many of the major manufacturers and suppliers to the aircraft industry. Key management and professional employees of the Company bring experience with them from such companies as The B.F. Goodrich Co. ("B.F. Goodrich"), BE Aerospace, Inc., COMSAT Corp., Honeywell, Hughes-Avicom International, Inc., Litton Industries, Inc., Matsushita and McDonnell Douglas, providing the Company with broad commercial aircraft industry expertise. On average, the Company's executive management has approximately 18 years of related industry experience.

GROWTH STRATEGY

    The Company's principal strategy is to establish and expand leading positions in high-margin, niche markets within the commercial aircraft and high-end corporate jet industries, with a focus on the manufacture of avionics components and the integration of avionics systems. The Company seeks to achieve these leading positions while maintaining a balance of revenues among the OEM market, the retrofit market and the aftermarket. The Company believes that such a strategy will position it for growth over an entire aircraft industry economic cycle. Specifically, the Company seeks to:

    COMPLETE ADDITIONAL STRATEGIC ACQUISITIONS. The Company seeks to leverage its core competencies in existing and additional markets, and add new expertise in the avionics and systems integration fields, by identifying and pursuing complementary acquisitions that offer strategic value, such as economies of scale, product line extensions, new customer relationships or increased manufacturing capacity. While there can be no assurance that the Company will complete additional acquisitions, the Company believes that the fragmented nature of the market for aircraft components and systems integration services will provide the Company with additional opportunities to exploit industry consolidation trends. See "Risk Factors--Risks Associated with Acquisitions," below.

    CAPITALIZE ON GROWTH IN AIRCRAFT PRODUCTION AND INCREASED DEMAND FOR CABIN AVIONICS. The Company believes its strong market positions and alignment with many of the leading commercial aircraft industry participants will enable it to capitalize on the projected increases in the production of commercial and high-end corporate aircraft. For example, the Company believes that every aircraft currently produced by Boeing (including McDonnell Douglas) and Airbus includes components manufactured by the Company. The Company also believes that its products are on each model of high-end corporate jet aircraft sold today. The Company works closely with OEMs and modification centers to meet their delivery and scheduling requirements, and, in some cases, to provide total, turnkey solutions to new aircraft. Additionally, the Company believes that the demand for cabin avionics systems is increasing, primarily as a result of: (i) a desire by airlines for additional revenue-producing services; (ii) longer flights; and (iii) increased passenger demand for more sophisticated forms of in-flight services. The Company believes that this increased demand represents a significant retrofit and aftermarket opportunity for cabin avionics systems, as well as the components (such as contacts, connectors and harness assemblies) and systems integration and installation services necessary to such systems.

    EXPAND AND DIVERSIFY SYSTEMS INTEGRATION SERVICES. Historically, the Company's systems integration services have been concentrated in the in-flight passenger telecommunications market. In 1995, the Company commenced an effort to diversify the types of systems which it retrofits onto aircraft by expanding its expertise and sales efforts to include navigation and satellite communication, safety, and in-flight entertainment systems. As of December 31, 1997, the Company had contracted to provide systems integration services for GPS (Continental Airlines through Honeywell and KLM Royal Dutch Airlines through Canadian Marconi Co. and Smiths Industries plc), smoke detection/fire suppression safety systems (Southwest Airlines through Securaplane and Northwest Airlines through Kidde Safety) and in-flight entertainment systems (Swiss Air Transport Co. Ltd. ("Swissair") through Interactive Flight Technologies Inc. ("IFT")). In the Company's area of systems integration, it believes that it is one of the few companies which has in-house capabilities in each of the four elements of systems integration (design and engineering, certification, installation kit manufacturing and system installation).

    CAPITALIZE ON COMPLEMENTARY PRODUCTS AND SERVICES. The majority of the Company's products and services are utilized to provide an interface between an aircraft and its avionics systems. Over the past several years, the Company increasingly has combined certain of the components which it manufactures in order to create higher value-added products, and develop further market opportunities through cross-selling and vertical integration of its products. For example, the contacts manufactured by the Company often are utilized as an integral component of the Company's connectors. In turn, the connectors manufactured by the Company often are utilized as primary components of the Company's harness assemblies. Additionally, in support of the systems integration services provided by the Company, the Company's harness assemblies often are packaged with its avionics support structures to form the foundation for the installation kits which are then sold to the Company's systems integration customers. By emphasizing the complementary nature of its products and services, the Company seeks to maximize penetration with existing customers and compete more effectively for new customers.

PRODUCTS AND SERVICES

    The Company's principal products and services are: contacts; connectors; harness assemblies; avionics support structures; dichroic LCD devices; entertainment and cabin management products; and the integration of certain cabin and flight deck avionics systems into different aircraft models. The Company believes that its products are used in each of the commercial aircraft models currently produced by Boeing (including McDonnell Douglas models) and Airbus, the two largest commercial aircraft OEMs. In 1997, sales of five classes of product or service accounted for the bulk of the Company's revenues (pro forma for the acquisition of Audio): contacts (approximately 30%), connectors (approximately 22%), systems integration (approximately 15%), dichroic LCD devices (approximately 11%), and entertainment and cabin management products (approximately 11%). No other product or service accounted for more than 10% of the Company's pro forma revenues in 1997.

    CONTACTS

    The Company produces precision-machined contacts for use in commercial aircraft. Contacts conduct electronic signals or electricity and are installed at the terminus of a wire or an electronic or electrical device. The Company supplies contacts for use in connectors found in virtually every electronic and electrical system on the aircraft. Over the last three years the Company has successfully initiated private labeling programs whereby the Company manufactures contacts for several of the major connector manufacturers. The Company sells contacts directly to aircraft and avionics OEMs and, through its private labeling programs, to connector manufacturers who sell connectors to the aircraft and avionics OEMs under their brand name. The Company believes that it is able to sell contacts on a private label basis because of its reputation for high quality, its levels of service and its low-cost manufacturing operations. The Company believes that it is the supplier of a substantial majority of the bulk contact requirements for all aircraft currently manufactured by Boeing.

    CONNECTORS

    The Company manufactures and sells to the commercial aircraft industry electronic and electrical connectors, which provide the electronic or electrical link between discrete wires and devices. Connectors also serve as a separable interface that facilitates assembly, installation, repair and removal of wires or equipment. The Company manufactures a narrow range of electrical and electronic connectors that are designed and manufactured specifically to operate in the harsh airborne environment of an aircraft and to meet the critical performance requirements demanded by the commercial aircraft market. The Company produces connectors that are used in aircraft galleys, flight decks and control panels in the passenger cabin. The Company is the sole-source supplier of certain connectors for in-flight entertainment systems installed by Boeing on its 777 aircraft.

    The Company characterizes its connectors as follows: (i) application specific--designed and developed by the Company for a specific application, usually for a single customer; (ii) proprietary--Company-designed connectors which are sold to the broad market for a variety of applications, often evolving over time from an application specific product; and (iii) industry standard--produced in accordance with an industry or military controlled design or specification and sold to the broad market to which the design or specification relates. Examples of the Company's application specific, proprietary and industry standard connectors are as follows:

        APPLICATION SPECIFIC. The Company manufactures a connector used as an electrical distribution block for Boeing's 777 aircraft. Currently, this product is used solely for this application; however, in the future, it could be used in similar applications on other aircraft.

        PROPRIETARY. The CQ connector family is an application specific product designed by the Company for use with in-flight entertainment and cabin management systems on Boeing's 777 aircraft.

        INDUSTRY STANDARD.  The Company sells standard connectors, built to U.
    S. military specification ("mil-spec") standards, which can be used in many applications without further testing or certification.

    HARNESS ASSEMBLIES

    The Company produces harness assemblies for use in cabin avionics systems, primarily in-flight entertainment systems. A harness assembly is made from wire, which the Company buys from its vendors, and connectors, contacts and hardware, which the Company manufactures. The Company sells its harness assemblies to avionics OEMs. In addition, the Company uses harness assemblies in its systems integration activities. The Company is currently a primary supplier of harness assemblies to Matsushita, one of the largest manufacturers of in-flight entertainment systems.

    AVIONICS SUPPORT STRUCTURES

    The Company has designed, patented and produced a wide range of avionics support structures for use on commercial aircraft. Avionics support structures are typically comprised of trays, shelving, racks, mounts, and insertion and extraction devices which are combined with other components to form the installation kit that securely holds and connects avionics equipment to the aircraft and other systems or devices such as antennae, flight instruments and power supplies. Avionics support structures are used to support and environmentally cool (using fans and air chambers) the avionics equipment, including navigation, communication and flight control equipment. Avionics support structures are generally located in the avionics bay of an aircraft and are secured to the frame of the aircraft. The Company's avionics support structures are recognized by its customers under the Box-Mount-TM- name which the Company believes is highly respected in the marketplace. The Company sells its avionics support structures to aircraft and avionics OEMs, airlines and major modification centers. In addition, these products are essential components included in the installation kits which are used in the Company's systems integration operations.

    DICHROIC LCD DEVICES

    Through the acquisition of ADS, the Company became a leading manufacturer of dichroic LCDs and modules (which are LCDs packaged with a backlight source and direct drive electronics) used in commercial and military aircraft. The Company believes it is a primary supplier of dichroic LCD devices to aircraft and avionics OEMs and the U.S. military.

    The Company's dichroic LCD products, which provide output information to the flight crew, are used in a variety of flight deck applications, including flight control systems, fuel quantity indicators, airborne communications and safety systems. Dichroic LCD products are widely used in the aerospace industry because of their high performance characteristics and custom design. Key performance characteristics of dichroic LCD devices include high readability in sunlight and darkness, ability to withstand wide temperature fluctuations and readability from extreme viewing angles. During the development phase of flight deck avionics, the Company works closely with its customers to develop products that meet the customers' requirements which are subsequently incorporated into new or modified flight decks.

    The Company also manufactures electronic clocks which utilize its dichroic LCD devices. The Company's clocks utilize its dichroic LCD technology and are suitable for use in general aviation, business, commercial and military aircraft. The Company believes that it is the only clock manufacturer which has designed a line of clocks capable of serving all types of aircraft.

    ENTERTAINMENT AND CABIN MANAGEMENT

    Through its recent acquisition of Audio, the Company became a leading supplier of aircraft entertainment and cabin management product and systems to the high-end corporate jet market. Audio brings to the Company additional expertise in: (i) cabin management systems including switching and control modules; (ii) audio and video components; and (iii) systems engineering and the integration of cabin management electronics. The Company provides stereo systems, video monitors, amplifiers, chimes and paging devices, headphone systems and passenger switch and cabin lighting and climate controls. The Company sells its entertainment and cabin management products and systems to corporate jet OEMs and major modification centers.

    SYSTEMS INTEGRATION

    The Company performs all of the functions necessary to retrofit an existing aircraft with an avionics system that previously did not exist on the aircraft, or replace an existing system with an updated one. As a full-service systems integrator, the Company provides design and engineering, FAA certification, installation kit manufacturing and systems installation services required to retrofit an aircraft with a new system. A summary of these functions follows:

        DESIGN AND ENGINEERING. The Company provides a full range of systems, electrical and mechanical engineering services to its customers through its staff of qualified and experienced engineers and program management personnel. The Company's engineers work proactively with its customers in all phases of the systems integration effort to achieve an engineering design data package. This engineering design data package provides information to: (i) certify product compliance with applicable industry and FAA standards and regulations; (ii) define the manufacturing requirements for kit implementation; and (iii) provide installation definition for actual installation of the system onto aircraft.

        FAA CERTIFICATION. The Company employs on a full-time basis or contracts for FAA-certified Designated Engineering Representatives ("DERs") to evaluate the engineering design data package, coordinate compliance testing to applicable FAA regulations and obtain formal FAA approval of the engineering design data package. These DERs facilitate FAA approval of the Company's products and services. In general, DERs evaluate the design of an aircraft modification, part or system, ensure compliance with the applicable Federal Aviation Regulations and oversee product testing to ensure the airworthiness of the aircraft as modified. DERs also either issue, on behalf of the FAA, certain approvals, or work with the FAA to obtain certain approvals directly from the FAA. Significant aircraft modifications by anyone other than the aircraft manufacturer require the issuance of an STC, which constitutes an FAA determination that the design of the modification meets all pertinent FAA requirements. STCs may be issued directly by the FAA or on behalf of the FAA by an approved DAS. The acquisition of Elsinore and its DAS approval enables the Company to issue STCs for certain modifications without applying directly to the FAA for such certifications.

        INSTALLATION KIT MANUFACTURING. The Company ordinarily applies for and receives multi-aircraft STCs which constitute design approval for a modification which may be applied to any aircraft of a particular type. The approved modifications commonly are referred to as "installation kits." Such installation kits generally include: (i) parts, components, and sub-assemblies; and (ii) detailed instructions on approved installation. The installation kit and all of its elements are defined in the STC in a Master Data List. Once the Company has an STC, issued directly by the FAA or by the Company's DAS through Elsinore, the Company applies to the FAA for a PMA or a supplement to an existing PMA, which allows the Company to manufacture the installation kit in accordance with the approved design and data package.

        SYSTEMS INSTALLATION. The Company employs a dedicated team of FAA-certified mechanics and repairmen to ensure proper installation of the installation kits and associated avionics systems. These mechanics and repairmen, who have extensive installation experience over a broad range of commercial aircraft models, operate within the provisions and limitations of the FAA repair station certificates which cover the Company's three repair stations. The Company believes that its staff of kit installation personnel is sufficiently large and diverse in talent to complete multiple installation projects simultaneously at different locations.

    During 1997 and currently, the Company has focused its systems integration efforts on the following three general categories of systems: (i) in-flight entertainment systems; (ii) safety systems; and (iii) GPS and navigation systems. The Company has targeted these three areas because it believes significant retrofit opportunities exist due to the advent of new technologies and the need for the airlines to: (i) capture incremental revenues without increased capital investment (in-flight entertainment); (ii) satisfy increased safety and regulatory requirements; and (iii) reduce operating expenses (navigation). A summary of recent Company activity in each of these categories follows:

        IN-FLIGHT ENTERTAINMENT SYSTEMS. The Company is a preferred components supplier to Cathay Pacific Airlines (through Matsushita), as well as a supplier of kits to United Airlines (through BE Aerospace, Inc.). Each of these companies have designed digital interactive passenger entertainment systems which provide video-on-demand, video games and other electronic gaming.

        SAFETY SYSTEMS. The Company is an integrator of safety systems which are required by the FAA, or voluntarily adopted by airlines. The Company was recently selected to integrate smoke detection and suppression systems for Kidde Safety and Securaplane on aircraft for Northwest Airlines and Southwest Airlines, respectively. The Company believes significant opportunity exists for the integration of these types of safety systems onto aircraft worldwide, and will continue to grow as additional safety requirements and industry practices are mandated, such as enhanced digital flight data recorders and ground proximity warning systems.

        GPS AND NAVIGATION SYSTEMS. The Company has entered into agreements to provide systems integration services for GPS on thirteen 747-200/300 aircraft and one MD-82 aircraft. The Company believes that GPS and similar systems (consistent with the FANS initiative) will be retrofitted into numerous aircraft over the next few years. In many cases, the airlines are electing to replace older navigation systems with newer GPS technology due to avionics obsolescence and significantly increased maintenance costs. In December 1997, the Company signed a memorandum of understanding with Honeywell whereby it will become Honeywell's preferred systems integrator for GPS.

INDUSTRY REGULATION AND APPROVALS

    The aviation industry is highly regulated in the U.S. by the FAA and is regulated in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. The Company and its customers are subject to these regulations. In addition, many of these customers impose their own compliance and quality requirements on the Company.

    The FAA prescribes standards and licensing requirements for aircraft components, licenses private repair stations and issues DAS approval, which gives the holder the right to certify the design of aircraft modifications on behalf of the FAA. As a result of the FAA's oversight of the Company, the FAA can authorize or deny authorization of many of the services and products provided by the Company. Any FAA denial of such required authorizations would preclude the ability of the Company to provide the pertinent service or product. Should the Company fail to comply with the applicable FAA standards or regulations, the FAA would have available to it a wide-range of enforcement options. Such enforcement options include: (i) issuance of a warning letter or a letter of correction to the Company; (ii) initiation of a civil penalty action against the Company; (iii) suspension or emergency suspension of a Company certificate or approval; or (iv) the revocation or emergency revocation of a Company certificate or approval.

    In July of 1997, the FAA notified the Company that one of the Company's FAA-approved repair stations needed to support its DAS status did not fully comply with certain requirements to support some of the FAA ratings it held. The FAA granted the Company until September 10, 1997 to bring the facilities into full compliance, and curtailed the operations of the repair station until it achieved full compliance. On August 28, 1997 the FAA inspected the repair station and determined that it was in full compliance with all FAA requirements applicable to Class III and Class IV Airframe ratings. The FAA issued a revised Air Agency Certificate including those ratings (and removed the operating restrictions) as of September 5, 1997.

    The FAA also has the power to issue cease and desist orders and orders of compliance and to initiate court action for injunctive relief in support of its enforcement powers. In the event the FAA were to suspend or revoke a Company certificate or approval on an emergency basis, the Company would be obliged to cease immediately the manufacture of products and the delivery of services which require such certificate or approval. In the event the FAA were to suspend or revoke a Company certificate or approval on other than an emergency basis, the Company would be permitted to continue the manufacture of products and the delivery of services which require such certificate or approval pending any available appeals. However, if the FAA were to prevail in any such appeal, upon the completion of the appeal process the Company would be obliged to cease the manufacture of such products and the delivery of such services. In addition, in the event the FAA were to determine that the Company's noncompliance with the applicable FAA standards or regulations created a safety hazard, the FAA could order that the pertinent component or aircraft immediately cease to be operated until appropriate corrective action is taken. This could require the grounding of aircraft and/or the removal of affected components from aircraft already returned to service. The Company's FAA approvals are owned, and may only be used by, the subsidiary obtaining such approval.

    All aircraft operated by airlines in the United States must be of a type which has received an FAA type certificate ("TC"). A TC is issued by the FAA after the FAA determines that the aircraft type design meets the applicable FAA airworthiness standards. After a type design has been approved through the issuance of a TC by the FAA, a manufacturer with rights to the TC can apply for FAA approval to produce the aircraft. This approval is a "production certificate." Any major change in design of a type certificated aircraft which is not significant enough to require a new application for a TC under the FAA's rules must still be approved by the FAA. FAA approval of such a design change developed by an entity other than the TC holder is issued under an STC. There are two types of STCs: a "single-aircraft" STC, which may be applied to a single aircraft, and a "multi-aircraft" STC, which may be applied to all aircraft of a particular type design, for example, all Boeing 747-400s.

    The Company has obtained well over 100 STCs, most of which were obtained on behalf of its customers in connection with the Company's systems integration services. Some of the foregoing STCs are or will be transferred to the Company's customers; as of December 31, 1997, the Company owns and/or manages 85 STCs. A substantial proportion of these are multi-aircraft STCs. The Company foresees the need to obtain additional STCs so that it can expand the services it provides and the customers it serves.

    Proposed aircraft modifications can be tested and approved and STCs issued directly by the FAA or on behalf of the FAA by holders of DAS approvals. DAS approvals are granted to domestic repair stations, air carriers, commercial operators of large aircraft, and manufacturers which demonstrate their ability to provide the personnel and follow specific procedures to ensure the issuance of STCs only for appropriate design modifications. Each DAS approval holder is specifically limited by the FAA as to the type of STCs which it can issue. The Company, which holds a DAS approval through Elsinore, can now issue many of the STCs (both single and multi-aircraft) it requires in connection with its systems integration operations. This has eliminated the need for the Company, in most instances, to apply to the FAA for STC approvals, enabling the Company to obtain STCs more quickly than in the past.

    After obtaining an STC, the Company must apply for a PMA or a PMA supplement to produce the modification installation kit covered by the STC. The Company has four PMAs and multiple supplements to each of its PMAs. Each initial PMA is, in general, an approval of a manufacturing or modification facility's production quality control system. Each supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding STC. The Company routinely applies for and receives PMA supplements. The Company also is required to have FAA authority to perform the installation of a modification kit. This authority is provided either by the Company's PMAs and supplements or its repair station certificates. In order for a company to perform certain repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station. As of December 31, 1997, the Company has four such repair stations.

    In addition to FAA approval of the design, production, and installation of modifications, the FAA certifies personnel. Selected Company personnel have been certified by the FAA to perform certain tasks related to the design, production, and performance of aircraft modifications. Such certified personnel include mechanics and repairmen. In addition, the FAA delegates some of its oversight responsibilities, such as testing and inspection responsibilities, to FAA-certified designees. The Company employs FAA designees on a full-time basis to facilitate FAA approval and oversight of the Company's activities. In addition, the Company contracts with additional FAA designees as they are needed.

    Mil-specs are frequently used by both military and commercial customers in the aerospace industry to define and control characteristics of a product. Through the use of a government Qualified Parts List ("QPL") and Qualified Vendor's List ("QVL"), the customer is assured that a product or service has met all of the requirements set forth in the mil-specs. Parts listed with a QPL allow others to reliably design parts to interface with such parts as a result of the mil-spec standards used. The Company believes that it holds more QPLs for its contact product line than any other manufacturer.

SALES AND MARKETING

    The Company's commercial aircraft products are sold through a group of geographically assigned direct sales personnel and agents. Technical product sales support for these sales personnel is provided through product line managers and the Company's product engineering personnel. Customer service communication is provided by geographically assigned sales correspondents located in the Company's manufacturing facilities. The Company may also assign responsibility for marketing, sales and/or services for certain key customers to one of the Company's executives. The Company has four authorized distributors who purchase, stock and resell certain of the Company's product lines.

    The Company's systems integration services are sold by sales managers employed by the Company who are assigned to geographic territories. Because of the significant amount of technical engineering work required in the sales process, these sales managers are generally assisted by a support team which includes program management, installation and engineering personnel. The support team specializes in one of: (i) in-flight entertainment; (ii) safety systems; and (iii) GPS and navigation. At such time as the Company obtains a contract for the system proposed by the sales manager, the support teams continue to manage the project throughout the entire integration process.

CUSTOMERS

    In 1997, the Company sold its products and services to approximately 1,300 customers. The Company's primary customers include aircraft and avionics OEMs, airlines, aircraft component manufacturers and distributors, and aircraft repair and modification companies. The Company's two largest customers for the fiscal year ended December 31, 1997 were Boeing and Matsushita, which accounted for approximately 19.0% and 11.2%, respectively, of the Company's consolidated revenues. In addition, a significant portion of the Company's sales of components are sold to Boeing indirectly through sales to suppliers of Boeing.

    Historically, the Company's systems integration operations have been affected by the timing and magnitude of program awards, at times resulting in quarterly and yearly fluctuations in revenue and earnings, such as the one-time growth created by the 1996 contract to provide systems integration services for IFT's in-flight entertainment system on 19 wide-body aircraft for Swissair. That program has been substantially completed (in 16 of the 19 aircraft) as of December 31, 1997, and no follow-on contracts have been booked with IFT. However, the Company believes that it has lessened its exposure to such fluctuations by developing capabilities in multiple major systems integration areas: in-flight entertainment systems, safety systems, and GPS and other navigation systems. The Company has secured orders for integration services in each of these targeted areas. The Company believes that in 1998 it will more than significantly offset the reduction in revenues related to the IFT business with system integration services for in-flight entertainment systems for United Airlines (through BE Aerospace, Inc.) and fire suppression and detection services for Southwest Airlines (through Securaplane), Northwest Airlines (through Kidde Safety) and American Airlines (through B.F. Goodrich/Whitaker), as well as a cabin pressurization system for Northwest Airlines and Air Canada (through the Hamilton Standard division of United Technologies, Inc. ("Hamilton Standard")). The Company believes that potential retrofit opportunities exist for the cabin pressurization system with other operators of DC9-30 and DC9-50 series aircraft. The timing and magnitude of program awards for systems integration services may make other customers significant sources of nonrecurring income in a single year. However, the Company believes that it will continue to be able to significantly offset such year-to-year fluctuations with new contracts. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operation--General," below.

    Most of the Company's sales to Boeing are pursuant to contracts which may be terminated by Boeing at any time. One contract provides that: (i) if the Company reduces its prices or lead times of like quantity of comparable items to customers other than Boeing, then the Company must sell on the same terms to Boeing; and (ii) if other Boeing suppliers offer to sell to Boeing products comparable to those of the Company at prices more than 5% lower than the prices specified in such contract, the Company must either similarly reduce its prices or permit Boeing to delete the affected products from the contract. Another contract provides that Boeing is not obligated to order any products covered by the agreement if: (i) Boeing's customers specify an alternate product; (ii) the product in Boeing's judgement is not technologically competitive at the time;
(iii) Boeing changes the design of an aircraft such that the Company's products are no longer required for such aircraft; or (iv) Boeing reasonably determines that the Company cannot support Boeing's requirements for products in the amounts and within the delivery schedules Boeing requires. The Company's contracts with Boeing grant Boeing an irrevocable non-exclusive worldwide license to use the Company's patents, designs, trade secrets, semiconductor mask works and tooling related to the development, production and maintenance or repair of products sold to Boeing upon the occurrence of certain events, including: (i) the acquisition by or transfer to a third party of any of the Company's rights to manufacture products for Boeing; (ii) upon various defaults by the Company; and (iii) the bankruptcy of the Company. The Company generally sells components and services to Matsushita pursuant to purchase orders, but does not have any supply contracts with either company.

MANUFACTURING AND QUALITY CONTROL

    The Company manufactures contacts, connectors, harness assemblies, dichroic LCD devices and avionics support structures. Many of these products involve similar manufacturing processes which have become core competencies of the Company. The Company manufactures these products using process-specific equipment and procedures that have been custom-designed or fabricated to provide high-quality products at the lowest possible cost to the Company. The Company is vertically integrated from concept and design through final assembly, testing and certification for these production processes. The Company believes this vertical integration is critical to assuring product performance, customer service and competitive pricing.

    The Company has implemented programs to reduce costs, including overhead expenses, and maximize return on capital. In some cases these programs have involved the use of proprietary equipment or processes which have enabled the Company to reduce costs while maintaining high quality levels. For example, the Company uses a proprietary selective plating process which allows the Company to minimize the usage of gold when plating contacts. The Company has enhanced and expanded the use of this process, as well as other plating processes.

    Certain of the Company's customers have developed their own design, product performance, manufacturing process and quality system standards and require their suppliers, including the Company, to comply with such standards. As a result, the Company has developed and implemented comprehensive quality system policies and procedures which meet or exceed the requirements of its customers. Many of the Company's customers have recognized formally the effectiveness of the Company's quality programs by issuing quality approval letters and awarding quality compliance certificates. In addition, certain customers have authorized the Company's inspection personnel to act as the authorized quality representative of the customer. This authorization enables the Company to ship directly into the inventory stockrooms of these customers, eliminating the need for receiving inspection activities by these customers.

    The Company uses sophisticated equipment and procedures to ensure the quality of its products and to comply with mil-specs and FAA certification requirements. The Company performs a variety of testing procedures, including environmental testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout the Company's manufacturing facilities.

RAW MATERIALS AND COMPONENT PARTS

    The components which the Company manufactures require the use of various raw materials including gold, aluminum, copper, rhodium, plating chemicals and plastics, the availability and prices of which may fluctuate. The price of raw materials represents a significant portion of the sales price of many of the Company's products. Although some of the Company's contracts have prices tied to the price of raw materials, increases in raw materials prices cannot always be recovered in product sale prices. The Company also purchases a variety of manufactured component parts from various suppliers. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in the Company's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs.

PATENTS AND PROPRIETARY INFORMATION

    The Company has various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights which the Company believes, in the aggregate (but not individually), are important to its business.

COMPETITION

    The Company competes with a number of established companies that have significantly greater financial, technological and marketing resources than the Company. The Company believes that its ability to compete depends on high product performance, short lead-time and timely delivery, competitive price, and superior customer service and support.

    The niche markets within the aircraft industry served by the Company are relatively fragmented with several competitors for each of the products and services provided by the Company. Due to the global nature of the commercial airline industry, competition in these categories comes from both U.S. and foreign companies. However, the Company knows of no single competitor that provides the same range of products and services as those provided by the Company.

    The Company's principal competitors in contacts and connectors are large and diversified corporations which produce a broad range of products. The Company's principal competitor in the contact market is Deutsch Engineered Connecting Devices, a division of the Deutsch Co. In the connector market, the Company's principal competitors include ITT Canon (a division of ITT Industries, Inc.), AMP and Radiall

S.A. Several of these companies are also customers of the Company. The Company's principal competitors for avionics support structures include smaller companies such as Barry Controls, Inc., Electronic Cable Specialists ("ECS") and Vibrachoc, a subsidiary of Compagnie Generale d'Electricite. The main competitor for dichroic LCD devices is Cristalloid, Inc. The main competitors for entertainment and cabin management products and systems for corporate jet aircraft are Pacific Systems Corporation, Baker Electronics and DPI Labs. Competitors which provide portions of systems integration services include ECS, the engineering departments of certain airlines and numerous independent airframe maintenance and modification companies.

BACKLOG

    Bookings increased $30.1 million, or 36.7%, to $112.1 million for 1997 compared to $81.9 for 1996. The increase in bookings for 1997 includes a net $12.3 million attributable to ADS, which was acquired in September 1996. As of December 31, 1997, the Company had a sales order backlog of $49.0 million, including $2.4 million for Audio, which was acquired on November 14, 1997 compared to $44.4 million as of December 31, 1996. Approximately 7.0% of the purchase orders outstanding as of December 31, 1997 are scheduled for delivery for 1999 and beyond.

    Orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. Accordingly, the Company's backlog at December 31, 1997 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons may not be meaningful.

EMPLOYEES

    As of December 31, 1997, the Company had 1,233 employees (including 134 temporary employees), of whom 146 were in engineering (including 17 temporary employees), 39 were in sales, 923 were in manufacturing operations (including 108 temporary employees) and 125 were in finance and administration (including 9 temporary employees). None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes since it was formed. The Company believes that it has a good relationship with its employees.

ENVIRONMENTAL MATTERS

    The Company is subject to various federal, state, local, and foreign environmental requirements, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. In addition, certain environmental laws, such as Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") and similar state laws, impose strict, retroactive, and joint and several liability upon persons responsible for releases or potential releases of hazardous substances. The Company has sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws. The Company has received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency as to the Company's use of certain such sites. In addition, some of the Company's operations are located on properties which are contaminated to varying degrees. However, the Company has not incurred, nor does it expect to incur, significant costs to address such contamination because entities other than the Company have been held primarily responsible for such contamination, the levels of contamination are sufficiently low so as not to require remediation or the Company is indemnified against such costs. In most cases the Company does not believe that its liability for past waste disposal is material. However, in a limited number of cases the Company does not have sufficient information to assess its potential liability, if any. It is possible, given the retroactive nature of CERCLA liability, that the Company will from time to time receive additional notices of potential liability, relating to current or former activities.

    The Company has been and is in substantial compliance with environmental requirements and believes it has no liabilities under environmental requirements, except those which would not be expected to have a material adverse effect on the Company's business, results of operations, or financial condition. However, some risk of environmental liability is inherent in the nature of the Company's business and the Company might in the future incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental requirements. See Item 3 "Legal Proceedings" and "Risk Factors--Environmental Risks; Environmental Regulation" below.

RISK FACTORS

    Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations regarding the effect of industry trends on the Company, competitive advantages, strategies, future sales, gross profits, capital expenditures, selling, general and administrative expenses, and cash requirements, include certain forward-looking statements. Accordingly, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include the risk factors described below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

    COMMERCIAL AIRCRAFT INDUSTRY RISKS. Among the Company's principal customers are the world's commercial aircraft and avionics OEMs. The principal market for such OEMs is the commercial airline industry, which is cyclical and has been adversely affected by a number of factors, including, but not limited to, increased fuel and labor costs and intense price competition. The commercial airline industry may be adversely affected by increased regulatory scrutiny in the wake of several major airline disasters and threats of terrorism. Several domestic and foreign commercial airlines have encountered significant financial difficulties, resulting in certain of such airlines ceasing to conduct business or seeking protection from creditors. These financial difficulties, as well as certain other factors, caused new commercial aircraft deliveries to decline from a peak of approximately 767 aircraft in 1991 to approximately 380 aircraft in 1995 according to AEROSPACE AND AIRTRANSPORT CURRENT ANALYSIS published by Standard and Poor's Industry Surveys (the "S&P Report"). Another industry downturn could adversely affect the Company's business. See "Industry Overview and Trends" above.

    HIGH-END CORPORATE JET AIRCRAFT INDUSTRY RISKS. Among the Company's customers are the world's high-end corporate jet aircraft OEMs. The principal markets for such OEMs are large corporations and wealthy individuals. The corporate jet market is cyclical and has been adversely affected by a number of factors, including, but not limited to, the general state of the U.S. economy, corporate profits, interest rates and commercial airline fares. An industry downturn could adversely affect the Company's business.

    SUBSTANTIAL LEVERAGE; HISTORY OF NET LOSSES AND DEFAULTS. In 1997, the Company reported its first net profit since its inception. Contributing to the profit was the repayment of a significant portion of its outstanding indebtedness with the net proceeds of the Company's initial public offering ("IPO") of Common Stock completed on April 16, 1997. Prior to the IPO, the Company operated with substantial leverage and debt service requirements since its inception. As a result, the Company experienced net losses in each year from 1990 through 1996, despite positive operating income. In addition, until 1996 the Company at times was not in compliance with certain financial covenants contained in its debt agreements. In each case such non-compliance was waived by the lenders. Since March 1996, the Company has been in compliance with all financial covenants contained in its debt agreements. There can be no assurance as to the future profitability of the Company nor can there be assurance that the Company will remain in compliance with the covenants contained in its debt agreements. The Company's senior revolving line of credit (the "Credit Facility") is guaranteed by each of the Company's subsidiaries and is secured by substantially all the assets of the Company and its subsidiaries. In the event that the Company is unable to remain in compliance with the covenants contained in its debt agreements, the lenders could declare all amounts owed under such debt agreements to be immediately due and payable, which could have a material adverse effect on the Company. See Item 6, Item 7 and Item 8 below.

    SECONDARY PUBLIC OFFERING; SHARES AVAILABLE FOR FUTURE SALE; REGISTRATION RIGHTS. The Company has filed a Form S-1 (Amendment No. 1) with the Securities and Exchange Commission on March 11, 1998 (the "1998 Form S-1"), under which it plans to offer 1,918,000 shares of newly-issued common stock of the Company ("Common Stock") to the public, and certain shareholders of the Company have indicated the intent to sell an aggregate of 652,000 additional unregistered shares simultaneously, in a proposed underwritten public offering (the "Proposed 1998 Offering"). The Proposed 1998 Offering, or sales of a substantial number of additional shares of Common Stock in the public market after such offering, or the expectation that such sales could occur, could adversely affect the market price of the Common Stock and the Company's ability to raise capital through a subsequent offering of securities. Of the 7,236,563 shares of Common Stock to be outstanding after the Proposed 1998 Offering, 5,411,225 shares will be available for resale in the public market without restriction immediately following such offering if held by holders who are not "affiliates" of the Company (as defined in the Securities Act of 1933, as amended (the "Securities Act")). All of the remaining shares are "restricted securities" within the meaning of Rule 144 adopted under the Securities Act. These restricted securities were issued and sold by the Company in private transactions in reliance upon exemptions from registration under the Securities Act. After expiration of a 90-day lock-up period following the Proposed 1998 Offering, pursuant to agreements with the
Underwriters: (i) all restricted securities will be available for resale pursuant to the limitations of Rule 144; and (ii) the Company, pursuant to its certificate of incorporation (the "Certificate"), may authorize the issuance of additional shares of Common Stock and shares of one or more series of voting preferred stock. The issuance of additional shares of capital stock could result in the dilution of the voting power of then-outstanding shares of Common Stock. In addition, following the expiration of the foregoing 90-day lock-up period, certain stockholders have the right, pursuant to the terms and conditions of a registration rights agreement (the "Registration Rights Agreement"), to require the Company to: (i) effect (in the aggregate) up to four registrations under the Securities Act covering all or any portion of the unregistered shares of Common Stock held by such stockholders, provided that if the Company effects a registration at the request of a stockholder, no further demand may be made for a period of at least nine months; and (ii) include all or any portion of such stockholders' shares of Common Stock in any proposed registration by the Company of shares of Common Stock (subject to reduction to the extent that the managing underwriter, if any, is of the opinion that such inclusion would adversely affect the marketing of the securities to be sold therein).

    FLUCTUATIONS IN QUARTERLY AND YEARLY RESULTS. The Company's business is subject to quarterly and yearly fluctuations. Specifically, the magnitude of certain systems integration programs relative to the Company's overall business has the potential to expose the Company's results of operations to fluctuations in quarterly and yearly results. In addition, irregular timing of awards or cancellations of systems integration contracts, as well as development and technology delays by OEMs or their suppliers, could further exacerbate such fluctuations in quarterly and yearly operations. If such events occur, the results of operations of the Company may be adversely affected. See Item 7 below.

    DEPENDENCE ON KEY CUSTOMERS. The Company's two largest customers for the fiscal year ended December 31, 1997, were Boeing and Matsushita, which accounted for approximately 19.0% and 11.2%, respectively, of the Company's consolidated revenues. For the year ended December 31, 1997, revenues from Boeing would have been 20.9% had its acquisition of McDonnell Douglas been consummated on January 1, 1997. In addition, a significant portion of the Company's sales of components are sold to Boeing indirectly through sales to suppliers of Boeing. Most of the Company's sales to Boeing are pursuant to contracts which may be terminated by Boeing at any time. In addition, under certain circumstances, Boeing may enforce alternative economic terms pursuant to such contracts in which case the contracts could become less commercially favorable to the Company or the Company may elect to terminate the applicable portion of such contracts. There can be no assurance that Boeing will not terminate any of its contracts with the Company. The five year contract under which the Company supplies a substantial majority of the bulk contact requirements for Boeing ends in September 1998. There can be no assurances that the Company will be awarded the subsequent contract by Boeing for its bulk contact requirements. During October 1997, Boeing announced that parts shortages caused by its supplier network and production chain disrupted its production schedules and adversely affected its production and delivery rates. Boeing shut down its 737 and 747 production lines for approximately a month and did not resume normal production rates until late November 1997. There can be no assurances that Boeing will not suffer further production schedule disruptions. The Company generally sells components and services to Matsushita pursuant to purchase orders, but does not have any supply contracts with Matsushita.

    The loss of any one or more of the Company's key customers could have a material adverse effect on the Company. See "Customers" above, and Item 7 below.

    REGULATION. The FAA prescribes standards and licensing requirements for aircraft components, licenses private repair stations and issues DAS approvals, which give the holder the right to certify certain aircraft design modifications on behalf of the FAA. The ability of the Company to arrange for rapid government certification of its systems integration services is important to the Company's business and depends on its continuing access to or use of private repair stations, DASs, and FAA-designated and FAA-certified engineering professionals. There can be no assurance that: (i) the Company will continue to have adequate access to such stations and professionals; or (ii) the current public and congressional scrutiny of the FAA's inspection philosophy and mechanisms will not result in the changes to the standards for the use of such private repair stations or DASs, or their elimination, either of which could have a material adverse effect on the Company. The FAA curtailed the Company's use of a DAS for several months during 1997 until certain of its facilities were brought into compliance with the FAA's regulations governing DAS status. See "Industry Regulation and Approvals" above. In addition, although the Company believes that it possesses all required domestic and foreign governmental licenses and certificates, including without limitation PMAs and STCs, any delay in obtaining or failure to obtain a required license or certificate, or the revocation or limitation of such licenses or certificates, could have a material adverse effect on the Company's operations. See "Industry Regulation and Approvals" above.

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and by restrictions contained in the Company's debt agreements. In addition, growth by acquisition involves risks that could adversely affect the Company's results of operations, including difficulties in integrating the operations and personnel of acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of acquired companies. In the past, acquisitions by the Company have resulted in increased indebtedness and interest expense which caused the Company to incur net losses in each year since its inception, until 1997, despite positive operating income. There can be no assurance that the Company will be able to identify suitable acquisition candidates, obtain the capital necessary to pursue its acquisition strategy, consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate such acquired businesses into the Company. See "General" and "Growth Strategy" above, and Item 7 below.

    COMPETITION. The Company operates in a highly competitive industry and competes against a number of companies, some of which have significantly greater financial, technological and marketing resources than the Company. The Company believes that its ability to compete depends on high product performance, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. There can be no assurance that the Company will be able to compete successfully with respect to these or other factors. See "Competition" above.

    ASIAN FINANCIAL MARKETS. The Asian markets are important markets for commercial aircraft and avionics OEMs. There can be no assurance that the current crisis in the Asian financial markets will not result in cancellation of orders for new aircraft or deferral of deliveries, and negatively impact the OEMs, which could have a material adverse effect on the Company.

    GOLD AND COPPER. A significant portion of the cost of the materials used in the contacts manufactured by the Company is comprised of the cost of gold, and to a lesser extent, the cost of copper. Accordingly, a significant increase in the price of gold or copper could have a material adverse effect on the Company's results of operations. The Company has not purchased commodities contracts for gold or copper and does not anticipate doing so in the future. See "Raw Materials and Component Parts," above.

    FOREIGN CURRENCY. The Company has a manufacturing facility in Switzerland and incurs in Swiss Francs a significant percentage of the cost of the contacts it manufactures in Switzerland. Therefore the Company's financial results are subject to fluctuations of the Swiss Franc in relation to the U.S. Dollar. From 1996 through 1998, solely in an effort to mitigate the effects of currency fluctuations, the Company has entered into forward exchange contracts to purchase Swiss Francs and it expects to engage in such hedging transactions in the future. However, there can be no assurance that such transactions will prevent currency fluctuations from adversely affecting the Company's results of operations. See Item 7 below.

    SUPPLY OF QUALIFIED ENGINEERING PERSONNEL. The Company's ability to attract and retain a high-quality engineering staff is important to its business. Competition for qualified avionics engineers is intense. There can be no assurance that the Company will be able to retain its existing engineering staff or fill new positions or vacancies created by expansion or turnover. See "Products and Services" and "Employees," above.

    CONTROL OF COMPANY BY PRINCIPAL STOCKHOLDERS. Nassau Capital Partners, L.P. and NAS Partners I L.L.C. (collectively, "Nassau"), Brantley Venture Partners II, L.P. ("Brantley") and DSV Partners, IV ("DSV") beneficially own 16.4%, 9.2% and 9.3%, respectively, of the issued and outstanding Common Stock. (The foregoing ownership percentages are expected to change after completion of the Proposed 1998 Offering. See item 12 below.) Nassau, Brantley and DSV, among others, are parties to a shareholders agreement with the Company which requires the Company to include on the Company's slate of nominees for director a person designated by each of Nassau, Brantley and DSV, for so long as each such stockholder owns at least 5% of the Common Stock. See Item 13 below. The terms of the present Board members nominated by Nassau, Brantley and DSV do not expire until 2000, 1999 and 1999, respectively, notwithstanding any decreases to such beneficial owners' ownership of Common Stock. See Item 10 below.

    EXCESS LOSS RISKS. The Company currently has in force aviation products insurance. However, there can be no assurance that the Company's existing insurance coverage will be adequate to cover future claims that may arise or that such coverage can be renewed at commercially reasonable rates.

    ENVIRONMENTAL RISKS; ENVIRONMENTAL REGULATION. The Company's business operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In addition, certain environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws impose strict, retroactive and joint and several liability upon persons responsible for releases or potential releases of hazardous substances. The Company has sent waste to treatment, storage or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws. The Company has received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency ("EPA") as to the Company's use of certain such sites. It is possible, given the retroactive nature of CERCLA liability, that the Company will, from time to time, receive additional notices of potential liability relating to current or former activities. There can be no assurance that the Company will not incur significant costs for prior waste disposal by the Company or its predecessors. In addition, some of the Company's operations are located on properties which are contaminated to varying degrees. There can be no assurance that the Company will not incur significant costs in the future to address contamination.

    There can be no assurance that the Company will not incur significant costs in the future due to current or former operations and waste disposal practices or changing environmental compliance requirements. See "Environmental Matters" above and Item 3, "Legal Proceedings," below.

    DISRUPTIONS AT THE COMPANY'S FACILITIES. A significant portion of the Company's manufacturing and administrative operations are currently located in the greater Los Angeles, California area, an area that may be subject to earthquakes or other natural disasters. An earthquake or other natural disaster could have a material adverse effect on the Company's business and operating results. See Item 2 below.

    YEAR 2000 COMPLIANT. Due to numerous acquisitions made over the past several years, the Company operates several stand-alone systems using different, and in some cases internally customized, software purchased prior to the Company's acquisition of the relevant operating units. The Company concluded that essentially all existing software should be upgraded to newer, off-the-shelf, integrated manufacturing and business application software. In 1997, the Company commenced the implementation of this strategy. One of the criteria to be used in selecting the software is that it be Year 2000 compliant. Failure to complete the migration to such software by the Year 2000 could have a material adverse effect on the Company.

    ANTI-TAKEOVER PROVISIONS. The Board of Directors has the authority to issue up to 10,000,000 additional shares of Preferred Stock (the "Undesignated Preferred Stock") and to determine the terms and number of shares constituting any wholly unissued series of Undesignated Preferred Stock. The Board, without further approval of the holders of Common Stock, may issue shares of Undesignated Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Undesignated Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate actions. In addition, certain provisions of the Certificate and the Company's bylaws (the "Bylaws") and of Delaware law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

ITEM 2. PROPERTIES

    The Company leases most of its facilities, with lease terms ranging from one to nine years, as reflected in the following table.

                                                                              APPROXIMATE
                                                                                SQUARE          LEASE
LOCATION                                        DESCRIPTION                     FOOTAGE      EXPIRATION
------------------------------  -------------------------------------------  -------------  -------------
El Segundo, CA                  Manufacturing and engineering facility            81,300           2000
Garden Grove, CA                Manufacturing and engineering facility            58,300           2004
Lugano, Switzerland             Manufacturing facility                            28,000           2003
Hatfield, PA                    Manufacturing and engineering facility            27,500           1999
Lugano, Switzerland             Manufacturing facility                            21,000           2001
Irvine, CA                      Manufacturing facility                            16,400           1999
Wiltshire, United Kingdom       Manufacturing facility                             5,700           2013
El Segundo, CA                  Executive offices                                  5,000           2004
Santa Barbara, CA               Engineering facility                               3,500           2000
Seattle, WA                     Engineering facility                               3,200           1999
Santa Ana, CA                   Engineering facility                               1,300           1999

    Additionally, the Company owns an 18,000 square foot manufacturing and engineering facility in North Little Rock, Arkansas. The Company believes its properties are in good condition and are adequate to support its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company's manufacturing facility in El Segundo, California, has received several notices of violation related to its wastewater discharge permit. The Company has taken various corrective measures. However, the Company continues to experience difficulty in meeting the wastewater flow limitations contained in its discharge permit and is evaluating additional measures, including seeking modification to its permit. If the Company is not able to resolve these issues, it may be required to install new treatment equipment. However, the cost for such installation is not expected to be material, and the Company does not believe that the notices will result in any material sanctions. See "Risk Factors--Environmental Regulation" and "Environmental Matters" in Item 1.

    The Company is a party to a license agreement with McDonnell Douglas (now a part of Boeing) pursuant to which the Company may request certain data in order to design and market modifications to aircraft manufactured by McDonnell Douglas. The agreement provides that the Company will pay McDonnell Douglas a royalty of five percent of the net sales price of all modifications sold by the Company for which the Company has requested data from McDonnell Douglas. The Company has requested data for a single modification, which modification the Company believes is exempt from the obligation to pay royalties under the agreement. In 1996, McDonnell Douglas made a demand for $650,000 for royalties. The Company does not believe that it is obligated to McDonnell Douglas in any amount. However, there can be no assurance that the Company will not be required to pay royalties to McDonnell Douglas.

    Certain subsidiaries of the Company have recently been served in an action filed in federal court by American International Airways, Inc., relating to the conversion and modification of two Boeing 747 aircraft from passenger to freighter configuration. No specific amount of damages is sought. The events in question occurred prior to the Company's purchase of the relevant businesses from its prior owner; the Company intends to deny any liability, and further believes that it is indemnified with respect to any such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades under the symbol "DAHX" on the Nasdaq National Market. The following table sets forth the range of high and low closing sales prices for the common stock for the period from the IPO on April 16, 1997 to December 31, 1997, the end of the fiscal year.

PERIOD                                       HIGH         LOW
----------------------------------------  ----------   ----------
2nd Quarter Fiscal 1997*................  $ 14  7/8    $  9  3/4
3rd Quarter Fiscal 1997.................  $ 19  1/4    $ 14  5/8
4th Quarter Fiscal 1997.................  $ 21         $ 15  1/4

------------------------

* from April 16, 1997

    The last reported sales price for the Common Stock on Nasdaq on March 4, 1998 was $18.25 per share. As of March 4, 1997, there were 5,318,563 shares of Common Stock outstanding, which were held by 28 shareholders of record.

    DIVIDENDS. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance operations and the expansion of its business. Any future determination to pay cash dividends will be made at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board deems relevant. Further, the Company's Credit Facility prohibits payment of dividends, and the Company expects that any future debt arrangements may also include such a prohibition.

    RECENT SALES OF UNREGISTERED SECURITIES PRIOR TO 1997 RECAPITALIZATION AND IPO. (1) Pursuant to a Securities Purchase Agreement dated February 9, 1996 among the Company, R.G. MacDonald, Charles Becker, Robert Rankin and John Hinson, officers of the Company, the Company sold 75,000 shares of Series C preferred stock for a purchase price of $1.50 per share. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act. (2) Pursuant to a Securities Purchase Agreement dated as of February 20, 1996 between the Company and Nassau, the Company issued for an aggregate purchase price of $6.5 million: (i) 2,000,000 shares of Series D Preferred Stock, and (ii) warrants to purchase 194,618 shares of Common Stock. The issuance of these securities was exempt from registration pursuant to
Section 4(2) of the Securities Act. (3) Pursuant to a Securities Purchase Agreement dated September 18, 1996 among the Company, Nassau and Electra, the Company sold (i) $2.0 million aggregate principal amount of 15% convertible notes and 49,079 warrants to purchase Common Stock, for a purchase price of $3.0 million, and (ii) 750,000 shares of Series E Preferred Stock and 49,079 warrants to purchase Common Stock, for a purchase price of $3.0 million. The issuance of such securities was exempt from registration under Section 4(2) of the Securities Act. (4) Pursuant to an Amended and Restated Credit Agreement dated as of September 18, 1996 among the Company, the Company issued to ING (U.S.) Capital Corporation and Provident Bank 70,892 warrants to purchase Common Stock as additional consideration for amendments to the Prior Credit Facility. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act.

    1997 RECAPITALIZATION AND IPO; USE OF PROCEEDS FROM IPO. On April 16, 1997, the Company completed the IPO and sold 2,700,000 shares of common stock for $12.00 per share. Proceeds from the IPO of $30,132,000, net of $2,268,000 for underwriting discounts and commissions, together with approximately $12,775,000 of proceeds from borrowings under a new credit facility were used to repay the following: (i) senior revolving line of credit borrowings of $15,356,000; (ii) senior term notes aggregating $16,531,000; (iii) senior subordinated notes payable to related parties aggregating $7,000,000; and (iv) convertible notes payable to related parties aggregating $3,000,000. In conjunction with the debt repayment, the Company incurred a $3,436,000 extraordinary charge, before an income tax benefit of $1,358,000, which is comprised of: (i) a $1,943,000 write-off of deferred financing costs; (ii) a $1,149,000 write-off of unamortized original issued discounts; and (iii) a $344,000 charge for a prepayment penalty and other related expenses.

    The recapitalization of the Company conducted in connection with the IPO and which occurred immediately prior to consummation of the IPO (the "Recapitalization"), provided for the following additional sales, transfers or conversions of unregistered securities: (i) the conversion of all 6,847,705 shares of issued and outstanding cumulative convertible preferred stock into 1,941,804 shares of Common Stock; (ii) the cashless exercise and conversion of all 52,784 convertible preferred stock warrants and 9,355 common stock warrants into a total of 16,585 shares of Common Stock; and (iii) the cashless exercise of 508,497 mandatorily redeemable common stock warrants (the "Redeemable Warrants") into a total of 507,708 shares of Common Stock. In December 1997, the Company issued an additional 16,918 shares of Common Stock to Electra and 33,825 shares to Nassau to correct a disputed calculation regarding the number of shares that should have been issued as part of the foregoing recapitalization in the conversions described above. The issuance and conversion of such securities was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1993       1994       1995      1996(1)    1997(2)
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $  48,197  $  47,092  $  55,839  $  65,099  $ 108,903
Cost of sales...............................................     36,258     36,407     43,463     49,392     80,247
                                                              ---------  ---------  ---------  ---------  ---------
Gross profit................................................     11,939     10,685     12,376     15,707     28,656
Selling, general and administrative expenses................      7,953      7,716      9,426     10,747     15,756
Amortization of intangible assets...........................      1,210      1,209      1,115        709        905
                                                              ---------  ---------  ---------  ---------  ---------
Operating income............................................      2,776      1,760      1,835      4,251     11,995
Interest expense............................................      2,940      3,244      3,821      4,248      3,154
Other (income) expense, net.................................       (148)       332        382        108        243
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes, cumulative
  effect of accounting change and extraordinary item........        (16)    (1,816)    (2,368)      (105)     8,598
Provision for income taxes (3)..............................       (620)      (613)    (1,078)      (712)    (3,344)
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before cumulative effect of accounting change
  and extraordinary item....................................       (636)    (2,429)    (3,446)      (817)     5,254
Cumulative effect of accounting change (4)..................       (121)    --         --         --         --
Extraordinary loss from debt refinancing (5)................     --           (264)    --         --         (2,078)
                                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................................  $    (757) $  (2,693) $  (3,446) $    (817) $   3,176
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stockholders.........  $    (972) $  (2,891) $  (3,307) $  (6,357) $     531
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) per common share
  Basic
    Income (loss) before accounting change and
      extraordinary item....................................  $  (10.25) $  (31.27) $  (38.45) $  (73.92) $     .69
    Cumulative effect of accounting change (4)..............      (1.46)    --         --         --         --
    Extraordinary loss (5)..................................     --          (3.15)    --         --           (.55)
                                                              ---------  ---------  ---------  ---------  ---------
    Net income (loss).......................................  $  (11.71) $  (34.42) $  (38.45) $  (73.92) $     .14
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
  Diluted
    Income (loss) before accounting change and
      extraordinary item....................................  $  (10.25) $  (31.27) $  (38.45) $  (73.92) $     .62
    Cumulative effect of accounting change (4)..............      (1.46)    --         --         --         --
    Extraordinary loss (5)..................................     --          (3.15)    --         --           (.42)
                                                              ---------  ---------  ---------  ---------  ---------
    Net income (loss).......................................  $  (11.71) $  (34.42) $  (38.45) $  (73.92) $     .20
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
  Pro forma before extraordinary item (6)
    Basic...............................................................................................  $    1.16
    Diluted.............................................................................................       1.10

OTHER FINANCIAL DATA:
Depreciation and amortization...............................  $   3,553  $   3,868  $   4,542  $   4,343  $   5,372
Bookings (7)................................................     46,830     47,896     50,785     81,914    112,082
Backlog at end of period (8)................................     23,933     24,493     19,761     44,433     49,005


                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................................  $    (637) $  11,459  $  12,583  $  10,486  $  24,772
Total assets................................................     34,653     37,685     36,329     69,266     99,137
Total debt..................................................     19,653     23,874     24,672     42,250     38,838
Mandatorily redeemable preferred stock and common stock
  warrants..................................................      5,818      2,329      1,633      6,879     --
Stockholders' equity (deficit)..............................     (2,618)       766     (1,697)     1,236     39,527

(1) Includes the effect of the acquisition of the remaining 25% minority interest in Cory Components beginning February 20, 1996, the date on which the transaction occurred, and the results of ADS and Elsinore beginning September 18, 1996 and December 5, 1996, respectively, the dates on which they were acquired.

(2) Includes the effect of the acquisition of Audio beginning November 14, 1997, the date on which it was acquired.

(3) Prior to the acquisition of the remaining 25% minority interest in Cory Components in 1996, the Company did not consolidate the earnings of Cory Components for tax purposes. As such, despite a consolidated pre-tax loss in each of the years, the Company recorded a provision for income taxes from 1993 up to the date of the acquisition of the remaining 25% minority interest in 1996 which primarily relates to Cory Components.

(4) Represents the adoption, as of January 1, 1993, of SFAS 109, "Accounting for Income Taxes."

(5) Represents: (i) the write-off of unamortized deferred financing costs, unamortized original issue discounts and a prepayment penalty incurred as result of the refinancing by the Company of a substantial portion of its debt in November 1994; and (ii) the write off, net of an income tax benefit, of deferred financing costs, unamortized original issue discounts, a prepayment penalty and other related expenses incurred as a result of the repayment of debt by the Company with the proceeds from its IPO in 1997.

(6) Pro forma for the Recapitalization, IPO and the application of the net proceeds therefrom. See Item 5, above.

(7) Bookings represent the total invoice value of purchase orders received during the period. See Item 1, "Backlog," above.

(8) Orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. See Item 1, "Backlog", above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company's results of operations have been affected by its history of acquisitions. Since its formation in 1989, the Company has completed nine acquisitions of businesses or assets, the most recent of which, Audio, was closed in November 1997. The Company's revenues have grown at a 47.4% compounded annual rate from 1995, the year of the most recent low in commercial aircraft production, through 1997, pro forma for the acquisition of Audio. During this same period, operating income as a percentage of revenues increased to 11.0% from 3.3%, primarily as a result of increased sales volume without a corresponding increase in fixed costs, a shift in the sales mix toward more profitable products, variable cost reductions and price increases.

    The Company's principal strategy is to establish and expand leading market positions in high-margin, niche markets within the commercial aircraft and high-end corporate jet industries, with a focus on the manufacturing of avionics components and the integration of avionics systems. The Company seeks to achieve these leading market positions while maintaining a balance of revenues among the OEM market, the retrofit market and the aftermarket. The Company believes that such a strategy will position it for growth over an entire aircraft industry economic cycle. For example, the Company's revenues grew 31% without acquisitions from 1992 through 1995, a period in which new aircraft deliveries by Boeing and Airbus declined from 603 to 330.

    All of the Company's acquisitions have been accounted for under the purchase method of accounting which resulted in approximately $40.3 million of goodwill reflected on the balance sheet as of December 31, 1997. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.6 million per year (of which approximately 40% of such amortization is deductible for tax purposes).

    Historically, the Company's systems integration operations have been affected by the timing and magnitude of program awards, at times resulting in quarterly and yearly fluctuations in revenue and earnings, such as the one-time growth created by the 1996 contract to provide systems integration services for in-flight entertainment system developed by IFT on 19 wide-body aircraft for Swissair. That program has been substantially completed (in 16 of the 19 aircraft) as of December 31, 1997, and no follow-on contracts have been booked with IFT. However, the Company believes that it has lessened its exposure to such fluctuations by developing capabilities in multiple major systems integration areas: in-flight entertainment systems, safety systems, and GPS and other navigation systems.

    In April 1997, the Company used the net proceeds from the IPO, together with borrowings under the Credit Facility, to repay outstanding: (i) senior revolving line of credit borrowings; (ii) senior term notes; (iii) senior subordinated notes; and (iv) convertible subordinated notes payable. In conjunction with the debt repayment, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, which is comprised of: (i) a $1.9 million write-off of deferred financing costs; (ii) a $1.2 million write-off of unamortized original issued discounts; (iii) a $0.3 million charge for a prepayment penalty and expenses; and (iv) a $0.1 million write-off of the unamortized portion of an interest rate cap agreement.

    Certain of the contact blanks used by the Company in the production of its contacts are manufactured at the Company's Swiss facility and shipped to its El Segundo, California facility for plating and assembly. In 1996, 1997 and 1998, solely in an effort to mitigate the effects of currency fluctuations between the U.S. Dollar and the Swiss Franc, the Company entered into forward exchange contracts at fixed rates and plans to continue this forward exchange program in the future. The Company does not engage in any currency exchange transactions for trading or speculative purposes. Gains and losses on foreign exchange contracts are recognized currently in the consolidated statements of operations. In the fourth quarter of 1997, the

Company recorded a $0.5 million unrealized market value loss on the open 1998 contracts. In 1996, the Company did not experience any material changes in the cost of contact blanks resulting from currency fluctuations.

RESULTS OF OPERATIONS

    The following table sets forth the items in the Company's consolidated statements of operations as percentages of its revenues for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                     1995        1996        1997
                                                                    -------     -------     -------
Revenues..........................................................    100.0%      100.0%      100.0%
Cost of sales.....................................................     77.8        75.9        73.7
                                                                    -------     -------     -------
Gross profit......................................................     22.2        24.1        26.3
Selling, general and administrative expenses......................     16.9        16.5        14.5
Amortization of intangible assets.................................      2.0         1.1         0.8
                                                                    -------     -------     -------
Operating income..................................................      3.3         6.5        11.0
Interest expense..................................................      6.8         6.5         2.9
Other expense, net................................................      0.7         0.2         0.2
                                                                    -------     -------     -------
Income (loss) before provision for income taxes, and extraordinary
  item............................................................     (4.2)       (0.2)        7.9
Provision for income taxes........................................     (2.0)       (1.1)       (3.1)
                                                                    -------     -------     -------
Income (loss) before extraordinary item...........................     (6.2)       (1.3)        4.8
Extraordinary loss from debt refinancing..........................    --          --           (1.9)
                                                                    -------     -------     -------
Net income (loss).................................................     (6.2)%      (1.3)%       2.9%
                                                                    -------     -------     -------
                                                                    -------     -------     -------
Net income (loss) applicable to common stockholders...............     (5.9)%      (9.8)%       0.5%
                                                                    -------     -------     -------
                                                                    -------     -------     -------

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1996

    REVENUES. Revenues increased $43.8 million, or 67.3%, to $108.9 million for 1997 from $65.1 million for 1996. Revenues increased primarily due to the following: (i) the inclusion of $10.7 million of revenues from ADS, a manufacturer of dichroic LCD devices acquired from Allard Industries, Inc. on September 18, 1996; (ii) growth in the Company's private labeling programs of $6.4 million; (iii) growth in contact sales of $6.3 million driven by new aircraft production rate increases; (iv) an increase in sales of harness assemblies for in-flight entertainment systems of $5.1 million; (v) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems principally on Boeing's 777 aircraft of $4.9 million; (vi) an increase of sales to IFT of $3.3 million relating to a major systems integration program for Swissair; (vii) the inclusion of $3.0 million of revenue from Elsinore which was acquired on December 5, 1996; (viii) new systems integration programs for navigational systems of $1.5 million; (ix) the inclusion of $1.3 million of revenue from Audio which was acquired on November 14, 1997; (x) a new systems integration program for United Parcel Service of $0.9 million; and (xi) the overall growth in the commercial aircraft market. Partially offsetting this increase was a decline in sales to AT&T Wireless Services, Inc. ("AT&T Wireless") of $3.8 million, reflecting the completion in late 1995 and early 1996 of a major systems integration program.

    GROSS PROFIT. Gross profit increased $12.9 million, or 82.4%, to $28.7 million for 1997 from $15.7 million for 1996. Gross profit as a percentage of revenues increased to 26.3% for 1997 from 24.1% for 1996. This increase in profit margin was attributable to an increased sales volume, favorable mix, savings from the rationalization of the AMP Facility with the Company's existing facilities in El Segundo, California and Lugano, Switzerland, sustained price increases and lower material costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $5.0 million, or 46.6%, to $15.8 million for 1997 from $10.7 million for 1996. SG&A expenses as a percentage of revenues decreased to 14.5% for 1997 from 16.5% for 1996. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to OEMs and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services;
(ii) the inclusion of SG&A expenses from (a) ADS, (b) the AMP Facility and (c) Elsinore, which were acquired in late 1996; and (iii) the inclusion of SG&A expenses from Audio which was acquired in 1997.

    OPERATING INCOME. Operating income increased $7.7 million, or 182.2%, to $12.0 million for 1997 from $4.3 million for 1996. Operating income as a percentage of revenues increased to 11.0% for 1997 from 6.5% for 1996. The increase in operating income resulted from the factors described above.

    INTEREST EXPENSE. Interest expense decreased $1.1 million, or 25.8%, to $3.2 million for 1997 from $4.2 million for 1996. The decrease resulted from the completion of the IPO on April 16, 1997 and the repayment of a substantial portion of the Company's debt with the proceeds.

    PROVISION FOR INCOME TAXES. During 1997, the Company reduced its deferred tax asset valuation allowance by $0.5 million to reflect the book benefit of federal and state net operating loss carry forwards not previously recognized. The Company has approximately $2.5 million of net operating loss carry forwards available at December 31, 1997 for federal income tax purposes.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING. During 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the proceeds from the IPO.

    NET INCOME (LOSS). Net income increased $4.0 million to $3.2 million for 1997 from a net loss of $0.8 million for 1996. The increase is a result of the factors described above.

    NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $6.9 million to a net income of $0.5 million for 1997 from a net loss applicable to common stockholders of $6.4 million for 1996. The increase resulted from the factors described above, plus a $2.1 million decrease in the redemption value adjustment of mandatorily redeemable common stock warrants between the two periods. Current warrants were subsequently redeemed. In addition, the increase was also influenced by a $0.8 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the 1997 Recapitalization of the Company.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1995

    REVENUES. Revenues increased $9.3 million, or 16.6%, to $65.1 million for 1996 from $55.8 million for 1995. Revenues increased primarily due to the following: (i) growth in contact sales driven by new aircraft production rate increases and growth in the Company's private labeling programs of $6.4 million;
(ii) an increase of sales to IFT of $3.0 million in 1996 relating to a major systems integration program for Swissair; (iii) the inclusion of $2.8 million of revenues from ADS which was acquired on September 18, 1996; (iv) an increase in sales of specialty connectors for cabin management and in-flight entertainment systems on Boeing's 777 aircraft of $2.4 million; and (v) an increase in sales of harness assemblies for in-flight entertainment systems of $2.4 million. Partially offsetting this increase was a decline in sales to AT&T Wireless of $9.2 million, reflecting the completion in 1995 of a major systems integration program primarily for American Airlines.

    GROSS PROFIT. Gross profit increased $3.3 million, or 26.9%, to $15.7 million for 1996 from $12.4 million for 1995. Gross profit as a percentage of revenues increased to 24.1% for 1996 from 22.2% for 1995. This increase was attributable to an improvement in gross profit as a percentage of revenues from the sale of contacts for 1996, partially offset by a decline in higher margin sales to AT&T. This improvement resulted from sustained price increases, increased sales volume, lower wage-related expenses and lower material costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $1.3 million, or 14.0%, to $10.7 million for 1996 from $9.4 million for 1995. SG&A expenses as a percentage of revenues decreased to 16.5% for 1996 from 16.9% for 1995. SG&A expenses increased primarily due to the following: (i) the Company added staff to pursue higher sales to OEMs and to develop capabilities for in-flight entertainment, navigation and satellite communication and safety systems integration services; and (ii) the inclusion of SG&A expenses from ADS and Elsinore, which were acquired in 1996. This increase in SG&A expenses was offset partially by the elimination of $0.7 million of expenses of the acquisition of the remaining 25% minority interest in Cory Components, Inc.

    OPERATING INCOME. Operating income increased $2.4 million, or 131.7%, to $4.3 million for 1996 from $1.8 million for 1995. The increase in operating income resulted from the factors described above and a decline of $0.4 million in amortization of intangible assets as a result of the termination of certain non-compete agreements.

    INTEREST EXPENSE. Interest expense increased $0.4 million, or 11.2%, to $4.2 million for 1996 from $3.8 million for 1995. This increase resulted from higher outstanding indebtedness attributed to the funding of the acquisitions of ADS and Elsinore and the purchase of the AMP Facility.

    NET LOSS. Net loss decreased $2.6 million, or 76.3%, to $0.8 million for 1996 from a net loss of $3.4 million for 1995. The decrease in net loss resulted from the factors described above and a lower tax provision resulting from the acquisition of the remaining 25% minority interest in Cory Components, Inc. in February 1996.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased $3.1 million, or 92.2%, to $6.4 million for 1996 from a net loss applicable to common stockholders of $3.3 million for 1995. The increase resulted from the change in redemption value of mandatorily redeemable common stock warrants of $5.0 million (resulting from an increase in the value of the warrants due to the Company's improved results from operations and the anticipated price of the Common Stock as a result of the IPO) and the increase in cumulative convertible preferred stock dividends of $0.7 million (resulting from new issuances of preferred stock), which were offset in part by the decrease in net loss of $2.6 million. As a result of the 1997 Recapitalization of the Company, substantially all warrants were exchanged for Common Stock and all preferred stock was converted into Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital.

    In 1997 and 1996, the Company generated cash from operating activities of $4.6 million and $3.0 million, respectively. Cash from operating activities is net of interest payments of $2.8 million and $3.0 million for 1997 and 1996, respectively. With the net proceeds of the Proposed 1998 Offering to be received by the Company, the Company estimates that it will repay a significant portion of its debt. As a result, the related interest payments will decrease substantially.

    In 1997 and 1996, the Company used $5.2 million and $0.8 million, respectively, in cash for working capital. The Company's accounts receivable consist of trade receivables and unbilled receivables which are recognized pursuant to the percentage of completion method of accounting. Trade receivables increased $3.0 million and $2.7 million in 1997 and 1996, respectively, due to higher sales. Unbilled receivables increased $0.2 million in 1997 as a result of the systems integration program for Swissair (through IFT) that began in mid-1996. Inventories increased by $5.0 million and $2.7 million in 1997 and 1996, respectively, in support of sales growth. Accounts payable decreased by $0.4 million in 1997 and increased by $1.9 million in 1996. The foregoing amounts for accounts receivable, inventories and accounts payable are consistent with the amounts set forth in the Consolidated Statements of Cash Flow contained herein.

    Net cash used in investing activities was $27.8 million for 1997 and $24.0 million for 1996. Of the $27.8 million used in 1997, $23.6 million related to the acquisition of Audio in November 1997. (The total purchase price for the Audio acquisition also included contingent consideration with a maximum of $6.0 million payable in 1999 and 2000.) Of the $24.0 million used in 1996, $22.6 million related to the acquisition of the remaining 25% minority interest in Cory Components in February 1996, the acquisition of ADS in September 1996 and the acquisition of Elsinore and the purchase of the AMP Facility in December 1996. Capital expenditures of $3.8 million and $1.5 million were made in 1997 and 1996, respectively. Capital expenditures were incurred in 1997 to: (i) increase manufacturing capacity in support of revenue growth; (ii) improve plating controls and capacity; and (iii) construct three additional selective plating machines. The Company anticipates capital expenditures of approximately $4.5 million in 1998.

    Net cash provided by financing activities in 1997 was $23.0 million. The Company raised $28.9 million in net proceeds from the sale of approximately 2.7 million shares of Common Stock in the IPO in April, 1997. The net proceeds from the IPO were applied to repay amounts due under the Company's debt agreements, including its prior senior revolving line of credit (the "Prior Credit Facility"). Subsequently, in April 1997, concurrent with the IPO, the Company replaced the Prior Credit Facility with the present Credit Facility, and in November 1997 financed the Audio acquisition (including the related fees and expenses) through a drawdown under the Credit Facility.

    Net cash provided by financing activities in 1996, was $21.1 million. Specifically, the Company financed the acquisition of the remaining 25% minority interest in Cory Components, Inc. (including the related fees and expenses) in February 1996 for $6.5 million, the acquisition of ADS (including the related fees and expenses) in September 1996 for $11.4 million, and the acquisition of Elsinore and the initial cash portion of the AMP Facility acquisition in December 1996 for an aggregate of $8.0 million. The foregoing acquisitions were financed by various combinations of convertible preferred stock (all of which was subsequently converted to Common Stock during the 1997 recapitalization of the Company), warrants for Common Stock, convertible notes, debt notes, and a total of $2.1 million in drawdowns under the Prior Credit Facility.

    Cash decreased $0.1 million in 1997 and remained unchanged in 1996 due to the factors described above. The Company entered into the Credit Facility in April, 1997 which initially provided for a $40.0 million senior revolving credit facility which expires in 2002. The Credit Facility was amended to increase the permitted maximum borrowings by $20.0 million to $60.0 million in November 1997, concurrent with the closing of the acquisition of Audio. Availability under the Credit Facility was $24.0 million and working capital aggregated $24.8 million as of December 31, 1997. The interest rate under the Credit Facility was initially, at the option of the Company, either the prime rate or 1% above a certain floating interbank offered rate ("IBOR"). The interest rate is to be reset quarterly based upon a ratio of debt to the Company's earnings before interest, taxes, depreciation and amortization, pro forma (for acquisitions) for the 12 month period ending on such date; the maximum rate is either 0.75% above the prime rate or 2.0% above IBOR. The Credit Facility contains restrictive and financial covenants, including a restriction on acquisitions having a purchase price in excess of $10.0 million. The Credit Facility was amended to increase the permitted maximum borrowings by $15.0 million to $75.0 million in February 1998 and is subject to an automatic reduction by $0.5 million on the last day of each month commencing January 31, 1999.

    The Company believes that the current levels of working capital and amounts available under the Credit Facility will enable it to meet its liquidity requirements through the end of 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company intends to fully comply with the provisions of this statement upon its required adoption in the first quarter of 1998, and does not anticipate a significant impact on the financial statements.

    Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required beginning with the statement made as of December 31, 1998.

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions of the aircraft industry, the demand for avionics components and systems and future strategic acquisitions. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's products and services, that the public information upon which the Company has relied is accurate or complete or that the Company's analysis of the market and demand for its products and services is correct and, as a result, the strategy based on such analysis will be successful. See "Risk Factors" in Item 1 for a more detailed summary of factors which could affect future results.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................   32

  Consolidated Balance Sheets as of December 31, 1996 and 1997............   33

  Consolidated Statements of Operations for the years ended December 31,
    1995, 1996 and 1997...................................................   34

  Consolidated Statements of Stockholders' Equity (Deficit) for the years
    ended December 31, 1995, 1996 and 1997................................   35

  Consolidated Statements of Cash Flows for the years ended December 31,
    1995, 1996 and 1997...................................................   36

  Notes to Consolidated Financial Statements..............................   37

  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
    For the three years ended December 31, 1997

    II--Valuation and Qualifying Accounts.................................   61

    All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
DeCrane Aircraft Holdings, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
February 24, 1998

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
ASSETS
Current assets
  Cash and cash equivalents.................................................................  $     320  $     206
  Accounts receivable, net..................................................................     13,185     18,152
  Inventories...............................................................................     19,573     25,976
  Prepaid expenses and other current assets.................................................        812        782
                                                                                              ---------  ---------
    Total current assets....................................................................     33,890     45,116
Property and equipment, net.................................................................     12,187     14,054
Other assets, principally intangibles, net..................................................     23,189     39,967
                                                                                              ---------  ---------
      Total assets..........................................................................  $  69,266  $  99,137
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings.....................................................................  $   1,974  $     568
  Current portion of long-term obligations to unaffiliated lenders..........................      3,004        858
  Convertible subordinated notes payable to related parties.................................      2,922     --
  Accounts payable..........................................................................      7,420      8,032
  Accrued expenses..........................................................................      7,241      6,911
  Income taxes payable......................................................................        843      3,975
                                                                                              ---------  ---------
    Total current liabilities...............................................................     23,404     20,344
                                                                                              ---------  ---------
Long-term liabilities
  Long-term obligations
    Unaffiliated lenders....................................................................     28,323     37,412
    Related parties.........................................................................      6,027     --
  Deferred income taxes.....................................................................      3,312      1,758
  Minority interest.........................................................................         85         96
                                                                                              ---------  ---------
    Total long-term liabilities.............................................................     37,747     39,266
                                                                                              ---------  ---------
Commitments and contingencies (Note 18)
Mandatorily redeemable common stock warrants................................................      6,879     --
                                                                                              ---------  ---------
Stockholders' equity
  Cumulative convertible preferred stock, $.01 par value (no par value prior to February 19,
    1997), 8,314,018 shares authorized; 6,847,705 shares issued and outstanding as of
    December 31, 1996 (none as of December 31, 1997)........................................     13,850     --
  Undesignated preferred stock, $.01 par value, 10,000,000 shares initially authorized as of
    February 19, 1997; none issued and outstanding..........................................     --         --
  Common stock, no par value, 4,253,550 shares authorized; 85,593 shares issued and
    outstanding prior to February 19, 1997..................................................        216     --
  Common stock, $.01 par value, 9,924,950 shares authorized as of February 19, 1997;
    5,318,563 shares issued and outstanding as of December 31, 1997 (none as of December 31,
    1996)...................................................................................     --             53
  Additional paid-in capital................................................................     --         51,057
  Accumulated deficit.......................................................................    (12,951)   (11,444)
  Foreign currency translation adjustment...................................................        121       (139)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................      1,236     39,527
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity............................................  $  69,266  $  99,137
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1995       1996        1997
                                                                                  ---------  ---------  ----------
Revenues........................................................................  $  55,839  $  65,099  $  108,903
Cost of sales...................................................................     43,463     49,392      80,247
                                                                                  ---------  ---------  ----------
      Gross profit..............................................................     12,376     15,707      28,656
                                                                                  ---------  ---------  ----------
Operating expenses
  Selling, general and administrative expenses..................................      9,426     10,747      15,756
  Amortization of intangible assets.............................................      1,115        709         905
                                                                                  ---------  ---------  ----------
    Total operating expenses....................................................     10,541     11,456      16,661
                                                                                  ---------  ---------  ----------
Income from operations..........................................................      1,835      4,251      11,995
Other expenses (income)
  Interest expense
    Unaffiliated lenders........................................................      2,628      2,807       2,520
    Related parties.............................................................      1,193      1,441         634
  Other (income) expenses.......................................................        297        (85)        131
  Minority interests............................................................         85        193         112
                                                                                  ---------  ---------  ----------
Income (loss) before provision for income taxes and extraordinary item..........     (2,368)      (105)      8,598
Provision for income taxes......................................................      1,078        712       3,344
                                                                                  ---------  ---------  ----------
Income (loss) before extraordinary item.........................................     (3,446)      (817)      5,254
Extraordinary loss from debt refinancing, net of income tax benefit.............     --         --           2,078
                                                                                  ---------  ---------  ----------
Net income (loss)...............................................................     (3,446)      (817)      3,176
Adjustment to redemption value of mandatorily redeemable common stock
  warrants......................................................................        696     (4,320)     (2,203)
Cumulative convertible preferred stock dividends................................       (557)    (1,220)       (442)
                                                                                  ---------  ---------  ----------
Net income (loss) applicable to common stockholders.............................  $  (3,307) $  (6,357) $      531
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Income (loss) per common share
  Basic
    Income (loss) before extraordinary item.....................................  $  (38.45) $  (73.92) $      .69
    Extraordinary loss from debt refinancing....................................     --         --            (.55)
                                                                                  ---------  ---------  ----------
    Net income (loss)...........................................................  $  (38.45) $  (73.92) $      .14
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Diluted
    Income (loss) before extraordinary item.....................................  $  (38.45) $  (73.92) $      .62
    Extraordinary loss from debt refinancing....................................     --         --            (.42)
                                                                                  ---------  ---------  ----------
    Net income (loss)...........................................................  $  (38.45) $  (73.92) $      .20
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
  Pro forma for the Recapitalization and initial public offering, before extraordinary item (Unaudited)
      Basic.....................................................................     --         --      $     1.16
      Diluted...................................................................     --         --      $     1.10

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                            COMMON STOCK
                                                          ------------------------------------------------
                                                              NO PAR VALUE             $.01 PAR VALUE
                                           CUMULATIVE     ---------------------   ------------------------
                                           CONVERTIBLE     NUMBER                    NUMBER
                                            PREFERRED        OF                        OF
                                              STOCK        SHARES      AMOUNT        SHARES       AMOUNT
                                          -------------   ---------   ---------   ------------   ---------
Balance, December 31, 1994..............  $      5,549      85,593    $     58         --        $  --
Net loss................................       --            --          --            --           --
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --            --          --            --           --
Translation adjustment..................       --            --          --            --           --
                                          -------------   ---------   ---------   ------------        ---
Balance, December 31, 1995..............         5,549      85,593          58         --           --
Net loss................................       --            --          --            --           --
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --            --          --            --           --
Issuance of cumulative convertible
 preferred stock, net...................         8,301       --          --            --           --
Mandatorily redeemable common stock
 warrants issued pursuant to
 anti-dilution provisions...............       --            --          --            --           --
Stock option compensation expense.......       --            --            158         --           --
Translation adjustment..................       --            --          --            --           --
                                          -------------   ---------   ---------   ------------        ---
Balance, December 31, 1996..............        13,850      85,593         216         --           --
Delaware reorganization and reverse
 stock split............................       --          (85,593)       (216)         85,593          1
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --            --          --            --           --
Recapitalization
  Conversion of preferred stock into
    common stock........................       (13,850)      --          --          1,941,804         19
  Cashless exercise and conversion of
    warrants............................       --            --          --            524,293          6
  Cancellation of mandatorily redeemable
    common stock warrants...............       --            --          --            --           --
Initial Public Offering
  Proceeds from the offering, net.......       --            --          --          2,700,000         27
  Cancellation of mandatorily redeemable
    common stock warrants upon debt
    repayment and reclassification of
    warrants no longer redeemable.......       --            --          --            --           --
  Common shares issued pursuant to
    anti-dilution provisions............       --            --          --             50,743      --
Cashless exercise of common stock
 warrants...............................       --            --          --             16,130      --
Net income..............................       --            --          --            --           --
Stock option compensation expense.......       --            --          --            --           --
Translation adjustment..................       --            --          --            --           --
                                          -------------   ---------   ---------   ------------        ---
Balance, December 31, 1997..............  $    --            --       $  --          5,318,563   $     53
                                          -------------   ---------   ---------   ------------        ---
                                          -------------   ---------   ---------   ------------        ---


                                                                           FOREIGN
                                                                          CURRENCY
                                           ADDITIONAL       ACCUM-       TRANSLATION
                                             PAID-IN        ULATED         ADJUST-
                                             CAPITAL        DEFICIT         MENT           TOTAL
                                          -------------   -----------   -------------   -----------
Balance, December 31, 1994..............  $    --         $    (5,057)  $        216    $       766
Net loss................................       --              (3,446)       --              (3,446)
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --                 696        --                 696
Translation adjustment..................       --             --                 287            287
                                          -------------   -----------          -----    -----------
Balance, December 31, 1995..............       --              (7,807)           503         (1,697)
Net loss................................       --                (817)       --                (817)
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --              (4,320)       --              (4,320)
Issuance of cumulative convertible
 preferred stock, net...................       --             --             --               8,301
Mandatorily redeemable common stock
 warrants issued pursuant to
 anti-dilution provisions...............       --                  (7)       --                  (7)
Stock option compensation expense.......       --             --             --                 158
Translation adjustment..................       --             --                (382)          (382)
                                          -------------   -----------          -----    -----------
Balance, December 31, 1996..............       --             (12,951)           121          1,236
Delaware reorganization and reverse
 stock split............................           215        --             --             --
Adjustment to estimated redemption value
 of mandatorily redeemable common stock
 warrants...............................       --              (2,203)       --              (2,203)
Recapitalization
  Conversion of preferred stock into
    common stock........................        13,831        --             --             --
  Cashless exercise and conversion of
    warrants............................         6,097        --             --               6,103
  Cancellation of mandatorily redeemable
    common stock warrants...............       --               1,143        --               1,143
Initial Public Offering
  Proceeds from the offering, net.......        28,229        --             --              28,256
  Cancellation of mandatorily redeemable
    common stock warrants upon debt
    repayment and reclassification of
    warrants no longer redeemable.......         1,836        --             --               1,836
  Common shares issued pursuant to
    anti-dilution provisions............           609           (609)       --             --
Cashless exercise of common stock
 warrants...............................       --             --             --             --
Net income..............................       --               3,176        --               3,176
Stock option compensation expense.......           240        --             --                 240
Translation adjustment..................       --             --                (260)          (260)
                                          -------------   -----------          -----    -----------
Balance, December 31, 1997..............  $     51,057    $   (11,444)  $       (139)   $    39,527
                                          -------------   -----------          -----    -----------
                                          -------------   -----------          -----    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Cash flows from operating activities
  Net income (loss)...............................................................  $  (3,446) $    (817) $   3,176
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation and amortization.................................................      4,542      4,343      5,372
    Extraordinary loss from debt refinancing......................................     --         --          2,078
    Unrealized loss on forward foreign exchange contracts.........................     --         --            469
    Deferred income taxes.........................................................        867         88     (1,281)
    Other, net....................................................................         70        188        185
    Changes in assets and liabilities
      Accounts receivable.........................................................      2,256     (3,069)    (3,159)
      Inventories.................................................................     (2,962)    (2,665)    (4,956)
      Prepaid expenses and other assets...........................................        274         (3)      (136)
      Accounts payable............................................................     (1,004)     1,891       (361)
      Accrued expenses............................................................        682      2,477     (1,041)
      Income taxes payable........................................................        178        525      4,295
                                                                                    ---------  ---------  ---------
        Net cash provided by operating activities.................................      1,457      2,958      4,641
                                                                                    ---------  ---------  ---------
Cash flows from investing activities
  Purchase of stock of Audio International, Inc., net of cash acquired............     --         --        (23,597)
  Purchase of net assets of Aerospace Display Systems.............................     --        (11,693)    --
  Purchase of minority stockholder's interest.....................................     --         (5,207)    --
  Purchase of net assets and stock of Elsinore Engineering Services and Elsinore
    Aerospace Services, Inc.......................................................     --         (1,300)    --
  Capital expenditures............................................................     (1,203)    (5,821)    (3,842)
  Other, net......................................................................       (259)         5       (370)
                                                                                    ---------  ---------  ---------
        Net cash used for investing activities....................................     (1,462)   (24,016)   (27,809)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities
  Initial public offering and application of the net proceeds
    Proceeds from sale of common stock in the offering, net of $3,467 for
      underwriting discounts, commissions and expenses paid in 1997...............     --         --         28,933
    Borrowings under new credit facility, net of deferred financing costs of
      $463........................................................................     --         --         12,312
    Repayment of debt, including $273 in prepayment penalties and expenses........     --         --        (42,160)
  Financing of acquisitions
    Revolving line of credit borrowings...........................................     --          6,399     23,597
    Proceeds from issuance of cumulative convertible preferred stock and
      mandatorily redeemable common stock warrants, net...........................     --          8,805     --
    Senior term loan borrowings...................................................     --          5,000     --
    Convertible subordinated note borrowings from related parties.................     --          3,000     --
    Promissory note principal payments............................................     --         --         (1,095)
  Net borrowings under revolving line of credit agreements........................      1,972      1,191      2,906
  Principal payments on capitalized lease and other long-term obligations.........     (1,665)    (2,001)    (1,675)
  Proceeds from issuance of cumulative convertible preferred stock, net...........     --            112     --
  Payment of deferred financing costs.............................................     --           (851)    --
  Other, net......................................................................       (266)      (604)       139
                                                                                    ---------  ---------  ---------
        Net cash provided by financing activities.................................         41     21,051     22,957
                                                                                    ---------  ---------  ---------
Effect of foreign currency translation on cash....................................         33         22         97
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................         69         15       (114)
Cash and cash equivalents at beginning of period..................................        236        305        320
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of period........................................  $     305  $     320  $     206
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DeCrane Aircraft Holdings, Inc. and subsidiaries (the "Company") manufactures avionics components and provides avionics systems integration services in certain niche markets of the commercial and high-end corporate jet aircraft industries.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation.

    Preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

INVENTORIES

    Inventories are stated at the lower of cost, as determined under the first-in, first-out ("FIFO") method, or market. Costs include materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from two to twenty years. Building and building improvements are depreciated using the straight-line method over their estimated useful lives of forty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or remaining lease term, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. The costs for improvements are capitalized. Upon retirement or disposal, the cost and accumulated depreciation of property and equipment are reduced and any gain or loss is recorded in income or expense.

OTHER ASSETS

    Goodwill is amortized on a straight-line basis over periods ranging from fifteen to thirty years. Other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from ten to

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) twenty years. Revolving credit agreement deferred financing costs are amortized on a straight-line basis over the term of the agreement. Term debt deferred financing costs are amortized using the interest method over the terms of their respective agreements.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The Company has recognized no such losses.

DERIVATIVES

    Market value gains and losses on forward foreign exchange contracts are recognized currently in the consolidated statements of operations.

INCOME TAXES

    Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the asset and/or liability for deferred taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts at December 31, 1996 and 1997. The estimated fair value of foreign currency forward exchange contracts is based on quotes obtained from various financial institutions that deal in this type of instrument.

FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's U.K. and Swiss subsidiaries have been translated into U.S. dollars from their functional currencies, pounds sterling and Swiss francs, respectively, in the consolidated financial statements. Assets and liabilities have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is reflected as a component of stockholders' equity (deficit).

    Realized foreign currency exchange gains (losses) included in other expenses (income) in the consolidated statements of operations were $(314,000), $71,000 and $(72,000) for the years ended December 31, 1995, 1996 and 1997, respectively.

STOCK OPTION PLAN

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Board Opinion No. 25, "Accounting for Stock Issued to Employees." Refer to Note 16 for information concerning the pro forma effect on results of operations assuming the fair value method of measuring compensation expense related to the employee stock option plan was utilized as described in SFAS 123.

REVENUE RECOGNITION

    Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recorded when products are shipped. Revenues on long-term contracts are recognized using the percentage-of-completion method based on costs incurred to date compared with total estimated costs at completion. Unbilled accounts receivable were $465,000 and $654,000 at December 31, 1996 and 1997, respectively. Unbilled accounts receivable are expected to be billed during the succeeding twelve-month period.

INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share are computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Note
17). As the Company's historical capital structure is not indicative of its structure after the Company's recapitalization and initial public offering (Note
2), pro forma income per common share is presented for 1997 and reflects the Recapitalization and the initial public offering and the application of the proceeds therefrom, as if both had occurred January 1, 1997 (Note 17).

STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company is required to adopt SFAS 130 for its fiscal year beginning January 1, 1998; to enhance comparability, reclassification of financial statements for earlier periods is required.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosure about operating in segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company is required to adopt SFAS 131 for its fiscal year ending December 31, 1998. Comparative information for earlier years must be restated to conform to the requirements of this standard.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - RECAPITALIZATION AND CONSUMMATION OF INITIAL PUBLIC OFFERING

    In January and March 1997, the holders of certain securities agreed to a plan for the recapitalization of the Company (the "Recapitalization"). Completion of the Recapitalization was a condition to the consummation of the Company's initial public offering (the "IPO") and, was effective concurrent therewith. The IPO was consummated on April 16, 1997.

    The Recapitalization provided for: (i) the conversion of all 6,847,705 shares of issued and outstanding cumulative convertible preferred stock ("Preferred Stock") into 1,941,804 shares of common stock; (ii) the cashless exercise and conversion of all 52,784 and 9,355 issued and outstanding Preferred Stock warrants and common stock warrants, respectively, into a total of 16,585 shares of common stock; (iii) the cashless exercise of 508,497 mandatorily redeemable common stock warrants (the "Redeemable Warrants") into a total of 507,708 shares of common stock; and (iv) the cancellation of 95,368 Redeemable Warrants.

    Redeemable Warrants exercisable into 208,968 common shares remained after the Recapitalization. Of this amount, 138,075 Redeemable Warrants were cancelled upon the consummation of the IPO and repayment of the Company's senior subordinated debt and convertible notes in accordance with the terms of the respective warrant agreements. Redeemable Warrants exercisable into 70,893 common shares remained after the Recapitalization and the IPO and application of the net proceeds therefrom. Concurrent with the consummation of the IPO, the mandatory redemption feature of these warrants was terminated and, as a result, the value ascribed thereto was reclassified to stockholders' equity as additional paid-in capital.

    On April 16, 1997, the Company completed the IPO and sold 2,700,000 shares of common stock for $12.00 per share. Proceeds from the IPO of $30,132,000, net of $2,268,000 for underwriting discounts and commissions, together with approximately $12,775,000 of proceeds from borrowings under a new credit facility were used to repay amounts due under the Company's senior revolving line of credit, senior term notes, senior subordinated notes and convertible notes.

NOTE 3 - ACQUISITIONS

AUDIO INTERNATIONAL

    On November 14, 1997, the Company purchased all of the outstanding stock of Audio International, Inc. ("Audio International"). Audio International provides premium, customized aircraft entertainment and cabin management products and systems for the high-end corporate jet market.

    The total purchase price was $24,726,000 in cash at closing, including $726,000 in acquisition related costs, plus contingent consideration aggregating a maximum of $6,000,000 payable over two years based on future attainment of defined performance criteria. The acquisition was funded with borrowings under the Company's revolving line of credit facility.

    The acquisition was accounted for as a purchase and the $20,110,000 difference between the purchase price, excluding the contingent consideration, and the fair value of the net assets acquired was recorded as goodwill and is being amortized over 30 years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial 30-year term.

    The consolidated results of operations for the year ended December 31, 1997 include the operating results of Audio International subsequent to November 13, 1997.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS (CONTINUED)
MINORITY STOCKHOLDER'S 25% INTEREST

    On February 20, 1996, the Company purchased the remaining 25% of a subsidiary's stock it did not already own from the subsidiary's minority stockholder (the "Minority Stockholder") for a total purchase price of $5,748,000, including $334,000 of acquisition related costs and expenses (the "Minority Interest Acquisition"). The purchase price consisted of $4,873,000 paid in cash at closing and a $600,000 non-interest bearing obligation payable to the Minority Stockholder. The cash portion of the purchase price was funded with the proceeds from the sale of Preferred Stock and Redeemable Warrants.

    The acquisition was accounted for as a purchase and the $5,498,000 difference between the purchase price and 25% of the fair value of the net assets acquired was recorded as goodwill and is being amortized over 26 years, representing the remaining useful life of the goodwill recorded upon the initial 75% acquisition in October 1991.

    The consolidated results of operations for the year ended December 31, 1996 include 100% of the operating results of the subsidiary subsequent to February 20, 1996. For the periods prior to February 20, 1996, the consolidated results of operations include a charge for the Minority Stockholder's 25% ownership interest.

    For the periods prior to February 20, 1996, the Minority Stockholder, who is also President of the subsidiary, was compensated pursuant to an employment agreement. The employment agreement was cancelled as of February 20, 1996. For the years ended December 31, 1995 and 1996, the Minority Stockholder earned compensation of $851,000 and $22,000, respectively.

AEROSPACE DISPLAY SYSTEMS

    On September 18, 1996, the Company purchased for cash substantially all of the assets, subject to certain liabilities assumed, of the Aerospace Display Systems division ("ADS") of Allard Industries, Inc. ("Allard"). The total purchase price was $13,395,000, including $402,000 in acquisition related costs. ADS develops and manufactures dichroic liquid crystal displays and modules for commercial and military avionics systems.

    The acquisition was funded with the proceeds from the sale of Preferred Stock, convertible subordinated notes and Redeemable Warrants, borrowings under the Company's revolving line of credit and a $2,000,000 non-interest bearing obligation payable to certain Allard stockholders.

    The acquisition was accounted for as a purchase and the $7,425,000 difference between the purchase price and the fair value of the net assets acquired was recorded as goodwill and is being amortized over 30 years.

    The consolidated results of operations for the year ended December 31, 1996 include the operating results of ADS subsequent to September 18, 1996.

ELSINORE

    On December 5, 1996, the Company acquired Elsinore Aerospace Services, Inc. and the Elsinore Engineering Services Division of Elsinore, L.P. (collectively, "Elsinore"). Elsinore provides engineering services to the commercial aircraft industry. The total purchase price was $2,443,000, including $300,000 of

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS (CONTINUED)
acquisition related costs. The purchase price consisted of $1,000,000 paid in cash at closing and a $1,250,000 15% promissory note payable to the sellers.

    The purchase agreement provided for an adjustment of the purchase price should the amount of working capital decline as of the closing date. The purchase price was allocated to the assets acquired and liabilities assumed using estimated fair values and $2,585,000 was assigned to goodwill, subject to final determination of the purchase price. During 1997, the Company and the sellers agreed to reduce the purchase price by $155,000 to reflect the decline in working capital as of the closing date and, as a result, goodwill was decreased by a corresponding amount during 1997.

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS, RECAPITALIZATION AND IPO

    Unaudited pro forma consolidated results of operations are presented in the table below for the two years ended December 31, 1997 and are pro forma for the Recapitalization, the IPO and the application of the net proceeds therefrom (Note 2). For 1996, the results are also pro forma as if the Audio International, Minority Interest and ADS acquisitions were consummated on January 1, 1996; the pro forma effect of the Elsinore acquisition is not material and, accordingly, is not reflected. For 1997, the results are pro forma as if the Audio International acquisition was consummated on January 1, 1997. Amounts are in thousands, except per share data.

                                                          PRO FORMA FOR THE
                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                        1996            1997
                                                    -------------   -------------
Revenues..........................................  $      82,939   $     121,334
Income before extraordinary item..................          2,284           5,252
Income applicable to common stockholders, before
  extraordinary item..............................          2,284           5,252
Pro forma income per common share, before
  extraordinary item
    Basic.........................................  $         .45   $         .99
    Diluted.......................................            .44             .94
Pro forma weighted average number of common shares
  outstanding
    Basic.........................................          5,021           5,304
    Diluted.......................................          5,209           5,606

    The above information reflects adjustments for depreciation, amortization, general and administrative expenses, minority interest and interest expense based on the new cost basis and debt structure of the Company. In 1997, income excludes the effect of a $2,078,000 extraordinary loss incurred in connection with the Company's debt refinancing (Note 11).

NOTE 4 - ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

ACCOUNTS RECEIVABLE

    Accounts receivable is net of an allowance for doubtful accounts of $379,000 and $487,000 at December 31, 1996 and 1997, respectively.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 4 - ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS (CONTINUED)
    The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign commercial and high-end corporate jet aircraft industries. Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk. Under certain circumstances, deposits or cash on delivery terms are required. The Company maintains reserves for potential credit losses and generally, such losses have been within management's expectations.

SIGNIFICANT CUSTOMERS

    Three customers each accounted for more than 10% of the Company's consolidated revenues, as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Customer A...........................................................        8.9%      15.8%      19.0%
Customer B...........................................................       25.4%       7.7%       1.1%
Customer C...........................................................        8.7%       7.2%      11.2%

    Complete loss of either Customer A or C could have a significant adverse impact on the results of operations expected in future periods. During the year ended December 31, 1997, Customer A acquired another customer of the Company. The above amounts for Customer A include the Company's revenue from the acquired customer after its acquisition. For the year ended December 31, 1997, revenue from Customer A would have been 20.9% had the acquisition been consummated on January 1, 1997.

NOTE 5 - INVENTORIES

    Inventories are comprised of the following (amounts in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Raw material............................................................  $  12,350  $  14,224
Work-in process.........................................................      2,717      4,655
Finished goods..........................................................      4,506      7,097
                                                                          ---------  ---------
  Total inventories.....................................................  $  19,573  $  25,976
                                                                          ---------  ---------
                                                                          ---------  ---------

    Included above are costs relating to long-term contracts recognized on the percentage of completion method of $1,378,000 and $125,000 at December 31, 1996 and 1997, respectively.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 6 - PROPERTY AND EQUIPMENT

    Property and equipment includes the following (amounts in thousands):

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Machinery and equipment...................................................................  $   16,637  $   18,151
Tooling...................................................................................       2,944       3,133
Computer equipment, furniture and fixtures................................................       2,462       3,660
Land, buildings and leasehold improvements................................................       1,676       3,580
                                                                                            ----------  ----------
  Total cost..............................................................................      23,719      28,524
  Accumulated depreciation and amortization...............................................     (11,532)    (14,470)
                                                                                            ----------  ----------
    Net property and equipment............................................................  $   12,187  $   14,054
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Property and equipment under capital leases included above consists of the following (amounts in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
Machinery and equipment.....................................................................  $     920  $   1,160
Computer equipment, furniture and fixtures..................................................        306        455
                                                                                              ---------  ---------
  Total cost................................................................................      1,226      1,615
Accumulated depreciation and amortization...................................................       (347)      (523)
                                                                                              ---------  ---------
    Net property and equipment..............................................................  $     879  $   1,092
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Depreciation of machinery and equipment under capital leases is included in cost of sales in the consolidated financial statements.

    On December 12, 1996, the Company purchased all of the manufacturing assets and inventory relating to the cold-heading manufacturing facility of the Qualitronix Division of AMP, Inc. (the "AMP Facility"). The purchase price of $6,802,000 (including $2,433,000 of inventory purchased) consisted of $5,399,000 paid in cash at closing with the balance paid in January 1997. The $2,213,000 difference between the purchase price and the fair value of the individual assets acquired was recorded as an intangible asset and is being amortized over 15 years.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 7 - OTHER ASSETS

    Other assets includes the following and is net of accumulated amortization for the respective periods as parenthetically noted (amounts in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
Goodwill (net of $808 and $1,682)...........................................................  $  19,756  $  38,592
Deferred financing costs (net of $1,368 and $64) (Note 11)..................................      2,296        399
Other intangibles (net of $164 and $194)....................................................        274        596
Other non-amortizable assets................................................................        863        380
                                                                                              ---------  ---------
  Other assets, net.........................................................................  $  23,189  $  39,967
                                                                                              ---------  ---------
                                                                                              ---------  ---------

NOTE 8 - ACCRUED EXPENSES

    Accrued expenses are comprised of the following (amounts in thousands):

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
Salaries, wages, compensated absences and payroll related taxes................................  $   2,842  $   3,410
Other accrued expenses.........................................................................      4,399      3,501
                                                                                                 ---------  ---------
  Total accrued expenses.......................................................................  $   7,241  $   6,911
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

NOTE 9 - SHORT-TERM BORROWINGS

    Short-term borrowings outstanding as of December 31, 1996 and 1997 includes the following (amounts in thousands):

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1996       1997
                                                                                                   ---------  ---------
Promissory note, 15% interest and principal payable as described below...........................  $   1,250  $  --
Short-term revolving line of credit..............................................................        724        568
                                                                                                   ---------  ---------
  Total short-term borrowings....................................................................  $   1,974  $     568
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    The promissory note was issued on December 5, 1996 in conjunction with the Elsinore acquisition and was payable to the former owners. The promissory note, as adjusted (Note 3), was repaid during 1997.

    The Company's Swiss subsidiary has a short-term revolving line of credit with a Swiss bank under which Swiss franc denominated borrowings of $724,000 and $568,000 were outstanding at December 31, 1996 and 1997, respectively. Interest on the line accrues at the bank's prime rate (5.25% at December 31, 1997) plus 0.25%. The line of credit is guaranteed by the Company.

NOTE 10 - CONVERTIBLE SUBORDINATED NOTES PAYABLE TO RELATED PARTIES

    In conjunction with the ADS acquisition, the Company sold 15% convertible subordinated notes ("Convertible Notes") and Redeemable Warrants to a group of investors, who are also related parties (Note 22). As described in Note 14, $124,000 of the aggregate $3,000,000 proceeds was allocated to

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 10 - CONVERTIBLE SUBORDINATED NOTES PAYABLE TO RELATED PARTIES (CONTINUED) Redeemable Warrants in the consolidated financial statements. The corresponding reduction in the recorded principal amount of the notes was treated as debt discount and amortized as interest expense over the life of the notes. The principal balance of the notes, plus accrued interest, was paid with a portion of the IPO proceeds.

NOTE 11 - LONG-TERM OBLIGATIONS

    Long-term obligations outstanding includes the following (amounts in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
Senior revolving line of credit.............................................................  $  --      $  36,000
Note payable to Arkansas Development Finance Authority, principal and interest at rates
  ranging from 5.25% to 6.0%, secured by land, building and equipment.......................     --            712
Capital lease obligations and equipment term financing, with interest at 4.34 % to 18.08%,
  secured by equipment......................................................................        662        547
Acquisition financing payable to sellers
  Payable to Allard stockholders (for the ADS acquisition), due in monthly installments of
    $56,000 through August 18, 1999.........................................................      1,531      1,011
  Payable to Minority Stockholder (for the Minority Interest acquisition), due in monthly
    installments of $33,000 through December 15, 1997.......................................        383     --
Debt repaid with IPO proceeds
  Senior revolving line of credit...........................................................     11,982     --
  Senior term notes.........................................................................     16,769     --
  Senior subordinated debt payable to related parties (Note 22).............................      6,027     --
                                                                                              ---------  ---------
    Total long-term obligations.............................................................     37,354     38,270
    Less current portion....................................................................     (3,004)      (858)
                                                                                              ---------  ---------
      Long-term obligations, less current portion...........................................  $  34,350  $  37,412
                                                                                              ---------  ---------
                                                                                              ---------  ---------

DEBT REPAID WITH IPO PROCEEDS

    In April 1997, the Company used the net proceeds from the IPO (Note 2), together with approximately $12,775,000 of proceeds from borrowings under a new credit facility, to repay the following: (i) senior revolving line of credit borrowings of $15,356,000; (ii) senior term notes aggregating $16,531,000; (iii) senior subordinated notes payable to related parties aggregating $7,000,000; and
(iv) Convertible Notes payable to related parties aggregating $3,000,000. In conjunction with the debt repayment, the Company incurred a $3,436,000 extraordinary charge, before an income tax benefit of $1,358,000, which is comprised of: (i) a $1,943,000 write-off of deferred financing costs; (ii) a $1,149,000 write-off of unamortized original issued discounts; and (iii) a $344,000 charge for a prepayment penalty and other related expenses.

SENIOR CREDIT FACILITY

    Concurrent with the completion of the IPO, the Company obtained a new credit agreement with a group of banks for a $40 million senior revolving line of credit, expiring in April 2002 (the "Credit

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 - LONG-TERM OBLIGATIONS (CONTINUED)
Facility"). The Credit Facility was amended in November 1997 in conjunction with the Audio International acquisition to provide a $60 million revolving line of credit. Borrowings under the Credit Facility are secured by assets totaling $96,122,000 as of December 31, 1997. At December 31, 1997, additional borrowings of $24,000,000 were available under the Credit Facility. In February 1998, the Credit Facility was further amended to provide for a $75 million revolving line of credit.

    The Company, at its option, may elect to pay interest on Credit Facility borrowings based on either the prime rate or interbank offered rate ("IBOR") plus defined margins. The Company is required to pay a commitment fee, up to a maximum 0.375%, on the unused portion of the Credit Facility. The weighted-average interest rate on borrowings outstanding was 7.03% as of December 31, 1997. Interest rate margins and commitment fee rates are reset quarterly, based upon a defined leverage ratio. The maximum interest rate margins are 0.75% above the prime rate or 2.00% above the IBOR rate.

    The Credit Facility contains certain restrictive covenants which require the Company to: (i) maintain certain defined financial ratios such as interest coverage, leverage and working capital, and minimum levels of net worth; and
(ii) limit capital expenditures, including capital lease obligations, and additional indebtedness which may be incurred. The Credit Facility also prohibits the Company from paying any cash dividends on its common stock.

ARKANSAS DEVELOPMENT FINANCE AUTHORITY

    The note was assumed in conjunction with the Audio International acquisition and is guaranteed by its former stockholders. The acquisition agreement provides that the Company must obtain a release of the former stockholders' guarantees. The Company is evaluating various alternatives including repayment of the note by borrowing under the Credit Facility. The note is classified as a long-term obligation as of December 31, 1997.

ACQUISITION FINANCING PAYABLE TO SELLERS

    In conjunction with the Minority Interest Acquisition and the ADS acquisition, the sellers provided financing that is payable in monthly installments over an eighteen-month and a three-year period, respectively. The Minority Stockholder and ADS payment obligations are non-interest bearing; original issue discounts of 9.75% and 11.5%, respectively, are being amortized over the payment obligation terms. Unamortized debt discounts were $264,000 and $100,000 as of December 31, 1996 and December 31, 1997, respectively.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 - LONG-TERM OBLIGATIONS (CONTINUED)
AGGREGATE MATURITIES

    The aggregate maturities of long-term obligations are as follows as of December 31, 1997 (amounts in thousands):

YEAR ENDING DECEMBER 31,
  1998.................................................................................................  $     942
  1999.................................................................................................        633
  2000.................................................................................................         46
  2001.................................................................................................         17
  2002.................................................................................................     36,728
  Thereafter...........................................................................................          4
                                                                                                         ---------
    Total aggregate maturities.........................................................................     38,370
    Less unamortized debt discount.....................................................................       (100)
                                                                                                         ---------
      Total long-term obligations......................................................................  $  38,270
                                                                                                         ---------
                                                                                                         ---------

NOTE 12 - INCOME TAXES

    Income (loss) before income taxes and extraordinary item was taxed under the following jurisdictions (amounts in thousands):

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1996       1997
                                                                                      ---------  ---------  ---------
Domestic............................................................................  $  (2,534) $    (855) $   7,509
Foreign.............................................................................        166        750      1,089
                                                                                      ---------  ---------  ---------
  Total.............................................................................  $  (2,368) $    (105) $   8,598
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 - INCOME TAXES (CONTINUED)
    The provisions for income taxes are as follows (amounts in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1995       1996       1997
                                                                                        ---------  ---------  ---------
Current
  U.S. federal........................................................................  $      60  $     269  $   3,231
  State and local.....................................................................         24        194        968
  Foreign.............................................................................        127        161        426
                                                                                        ---------  ---------  ---------
    Total current.....................................................................        211        624      4,625
                                                                                        ---------  ---------  ---------
Deferred
  U.S. federal........................................................................        751         70     (1,021)
  State and local.....................................................................        226         21       (279)
  Foreign.............................................................................       (110)        (3)        19
                                                                                        ---------  ---------  ---------
    Total deferred....................................................................        867         88     (1,281)
                                                                                        ---------  ---------  ---------
Total provision
  U.S. federal........................................................................        811        339      2,210
  State and local.....................................................................        250        215        689
  Foreign.............................................................................         17        158        445
                                                                                        ---------  ---------  ---------
    Total provision...................................................................  $   1,078  $     712  $   3,344
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    Deferred tax liabilities (assets) are comprised of the following (amounts in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Gross deferred tax liabilities
  Tax effect on earnings of subsidiary not consolidated for tax purposes..........  $   2,431  $   2,688  $   2,688
  Depreciable and amortizable assets..............................................        781        991        996
  Other...........................................................................        367        279        409
                                                                                    ---------  ---------  ---------
    Gross deferred tax liabilities................................................      3,579      3,958      4,093
                                                                                    ---------  ---------  ---------
Gross deferred tax (assets)
  Inventory.......................................................................     (1,376)    (1,798)    (2,811)
  Loss carryforwards..............................................................     (1,391)    (1,238)      (865)
  Accrued expenses................................................................       (220)      (605)      (697)
  State income taxes..............................................................     --         --           (194)
  Allowance for doubtful accounts.................................................        (41)       (68)      (159)
  Other...........................................................................       (122)    --           (184)
                                                                                    ---------  ---------  ---------
    Gross deferred tax (assets)...................................................     (3,150)    (3,709)    (4,910)
                                                                                    ---------  ---------  ---------
Deferred tax assets valuation allowance...........................................      2,681      3,063      2,575
                                                                                    ---------  ---------  ---------
  Net deferred tax liability......................................................  $   3,110  $   3,312  $   1,758
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 - INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income
(loss) before income taxes and extraordinary item as a result of the following differences (amounts in thousands):

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1996       1997
                                                                                         ---------  ---------  ---------
Income tax (benefit) at U.S. statutory rates...........................................  $    (805) $     (36) $   2,923
Increase (decrease) resulting from
  Tax on earnings of subsidiary not consolidated for tax purposes......................        977         92     --
  Book benefit not provided (provided) for net operating loss carryforwards............        773        172       (488)
  Amortization of assets and other expenses not deductible for income tax purposes.....         68        137        441
  State income taxes, net of federal benefit...........................................         16        157        482
  Lower tax rates on earnings of foreign subsidiaries..................................        (11)       (65)      (116)
  Other, net...........................................................................         60        255        102
                                                                                         ---------  ---------  ---------
    Income tax at effective rates......................................................  $   1,078  $     712  $   3,344
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    Approximately $2,543,000 of the Company's loss carryforwards remained at December 31, 1997 for federal income tax purposes. The carryforwards expire in varying amounts through 2012. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements. The amount of loss carryforwards that may be utilized in the future are subject to limitations because of the occurrence of a change in control of the Company, as defined in the Internal Revenue Code. A change in control occurred during 1996 as a result of certain equity transactions and upon completion of the IPO. The amount of loss carryforwards that may be used in the future is limited to approximately $800,000 in each year for federal income tax purposes until fully utilized. The deferred tax asset valuation allowance was reduced in 1997 by $488,000 to reflect the amount of federal and state tax loss carryforwards that has been utilized to reduce 1997 current income taxes.

    Undistributed earnings of foreign subsidiaries are not material to the consolidated financial statements. As such, foreign taxes that may be due, net of U.S. foreign tax credits, have not been provided.

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company does not use derivative financial instruments for trading purposes but only to manage well-defined foreign exchange rate risks.

    The Company enters into Swiss franc ("CHF") forward exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. Market value gains and losses on forward foreign exchange contracts are recognized in the consolidated statements of operations and aggregated a realized net loss of $316,000 and $487,000 for the years ended December 31, 1996 and 1997, respectively (none in the year ended December 31, 1995).

    At December 31, 1997, the Company has twelve open forward exchange contracts with one of its senior lenders to purchase a total of CHF 9,836,000 for $7,200,000 at rates ranging between 1.341 and 1.391 CHF per U.S. dollar. Settlement of the contracts is to occur in twelve equal monthly amounts of $600,000 from January 15, 1998 through December 15, 1998. As of December 31, 1997, the Company has recognized in cost of sales an unrealized market value loss of $469,000 on the open contracts.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The Company believes exposure to derivative credit losses is minimal in the event of nonperformance by the senior lender because any amounts due, but not paid, to the Company by the senior lender could be offset against the Company's principal and interest payments to the lender.

NOTE 14 - MANDATORILY REDEEMABLE COMMON STOCK WARRANTS

    Mandatorily redeemable common stock warrants (the "Redeemable Warrants") were issued in conjunction with various debt and equity transactions. During 1997, all Redeemable Warrants were either exercised or cancelled in conjunction with the Recapitalization and IPO (Note 2). The table below summarizes the transactions during the three-year period ended December 31, 1997 (amounts in thousands, except share data).

                                                                                              REDEEMABLE WARRANTS
                                                                                             ----------------------
                                                                                                         NUMBER OF
                                                                                                          COMMON
                                                                                              AMOUNT      SHARES
                                                                                             ---------  -----------
Balance, December 31, 1994.................................................................  $   2,329     446,296
Adjustment to estimated redemption value...................................................       (696)     --
                                                                                             ---------  -----------
Balance, December 31, 1995.................................................................      1,633     446,296
Issued in conjunction with sale of Preferred Stock to finance Minority Interest
  acquisition..............................................................................        492     194,618
Issued in conjunction with sale of Convertible Notes and Preferred Stock to finance ADS
  acquisition..............................................................................        248      98,158
Issued pursuant to anti-dilution provisions upon the sale of Preferred Stock...............          7       2,868
Issued in conjunction with debt agreement amendment........................................        179      70,893
Adjustment to estimated redemption value...................................................      4,320      --
                                                                                             ---------  -----------
Balance, December 31, 1996.................................................................      6,879     812,833
Adjustment to redemption value to reflect the IPO per share price..........................      2,203      --
Cashless exercise and conversion pursuant to the Recapitalization..........................     (6,103)   (508,497)
Cancelled pursuant to the Recapitalization.................................................     (1,143)    (95,368)
Cancelled upon debt repayment with IPO proceeds............................................     (1,657)   (138,075)
Reclassification of warrants no longer mandatorily redeemable to additional paid-in
  capital..................................................................................       (179)    (70,893)
                                                                                             ---------  -----------
Balance, December 31, 1997.................................................................  $  --          --
                                                                                             ---------  -----------
                                                                                             ---------  -----------

    Prior to the IPO, the warrant holders had the right, after various dates and contingent upon certain events, to require the Company to redeem the warrants and, in certain instances, to purchase the common stock issued upon exercise of the warrants. In all instances, the redemption or purchase price, was equal to the greater of either fair market value, book value, or a value based upon a defined formula which included, in part, an earnings multiple. During the years ended December 31, 1995 and 1996, the Company increased (decreased) by $(696,000) and $4,320,000, respectively, the amount ascribed to the Redeemable Warrants to reflect estimated redemption value. Concurrent with the consummation of the Recapitalization and IPO, the Company increased the redemption value by $2,203,000 to reflect the $12.00 per share IPO price. The adjustments to redemption value were charged (credited) to accumulated deficit.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 15 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

    As of December 31, 1996, the number of cumulative convertible preferred shares authorized to be issued consisted of 8,314,018 shares in various series ("Preferred Stock"). All Preferred Stock was without par value. As of December 31, 1994, 1995 and 1996, there were 4,022,705, 4,022,705 and 6,847,705 shares outstanding, respectively. At December 31, 1996, the Company also had Preferred Stock warrants outstanding to purchase a total of 52,784 preferred shares at an exercise price of $1.263 per share.

    On February 19, 1997, the Company reorganized as a Delaware corporation. In conjunction with the reorganization, the Company established a $.01 par value for its Preferred Stock and increased the number of preferred shares authorized to 18,314,018 shares, which includes 10,000,000 shares of a newly designated series of preferred stock. As part of the Recapitalization, which occurred concurrent with the IPO, all issued and outstanding shares of Preferred Stock were converted into .28357 of a share of common stock. The Recapitalization also provided for the cashless exercise and conversion of all Preferred Stock warrants into 10,206 common shares. There were no shares of Preferred Stock or warrants to purchase Preferred Stock outstanding as of December 31, 1997.

    On February 9, 1996, certain members of Company management purchased for $112,000 an aggregate of 75,000 preferred shares. On February 20, 1996, the Company sold 2,000,000 preferred shares at $3.25 per share and issued Redeemable Warrants to purchase 194,618 common shares to a related party (Note 22). Proceeds from the sale aggregating $492,000 were ascribed to the Redeemable Warrants to reflect their estimated fair market value on the issuance date. The proceeds from the sale, net of issuance costs of $558,000, were used to fund the Minority Interest Acquisition.

    On September 18, 1996, the Company sold 750,000 preferred shares at $4.00 per share and issued Redeemable Warrants to purchase 49,079 common shares to related parties (Note 22). Proceeds from the sale aggregating $124,000 were ascribed to the Redeemable warrants to reflect their estimated fair market value on the issuance date. The proceeds from the sale, net of issuance costs of $137,000, were used to fund the ADS acquisition.

NOTE 16 - COMMON STOCK

    At December 31, 1996 the Company was authorized to issue 4,253,550 common shares, without par value and, in addition to the Redeemable Warrants, had issued non-redeemable warrants to purchase a total of 9,355 common shares at an exercise price of $4.454 per share. On February 19, 1997, in conjunction with reorganizing as a Delaware corporation, the Company established a $.01 par value for its common stock and increased to 9,924,950 the number of common shares authorized. As of December 31, 1997, a total of 527,156 common shares were reserved for issuance upon exercise of stock options outstanding under the Company's stock option plan.

    As part of the Recapitalization, the holders of the non-redeemable warrants agreed to the cashless exercise and conversion of all warrants outstanding into 6,379 common shares. As described in Note 2, Redeemable Warrants to purchase 70,893 common shares at an exercise price of $14.11 per share remained after the Recapitalization. Concurrent with the consummation of the IPO, the mandatory redemption feature of these warrants was terminated and, consequently, became non-redeemable warrants. In December 1997, the holders of these warrants elected to exercise all of the warrants on a cashless basis and convert the warrants into 16,130 common shares. No non-redeemable warrants were outstanding as of December 31, 1997.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 16 - COMMON STOCK (CONTINUED)
    The Company has a qualified stock option plan for key employees under which options to purchase common shares may be granted. The plan permits the granting of incentive stock options, as defined by Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock options and stock appreciation rights. The plan expires in 2003. Options generally vest in equal installments over five years from the date of grant and remain exercisable until December 31, 2002.

    The following table summarizes the status of the Company's stock option plan at December 31, 1995, 1996, and 1997 and the activity for the three years ended December 31, 1997:

                                                           1995                    1996                    1997
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Options outstanding at beginning of year........    185,029   $   0.529     208,423   $   0.529     355,001   $   1.724
Granted.........................................     37,573       0.529     147,031       3.413     163,662      15.574
Cancelled.......................................    (14,179)      0.529        (453)      0.529     (17,403)      6.228
                                                  ---------               ---------               ---------
Options outstanding at end of year..............    208,423       0.529     355,001       1.724     501,260       6.089
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------
Options exercisable at end of year..............     85,581       0.529     141,845       0.633     200,444       0.921
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------

    The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 1997:

                                  OPTIONS OUSTANDING                      OPTIONS EXERCISABLE
                    -----------------------------------------------  -----------------------------
                        NUMBER      WEIGHTED-AVERAGE    WEIGHTED-        NUMBER        WEIGHTED-
                    OUTSTANDING AT     REMAINING         AVERAGE     EXERCISABLE AT     AVERAGE
     RANGE OF        DECEMBER 31,     CONTRACTUAL       EXERCISE      DECEMBER 31,     EXERCISE
 EXERCISE PRICES         1997             LIFE            PRICE           1997           PRICE
------------------  --------------  ----------------  -------------  --------------  -------------
 $0.529 - $1.234         303,998         7.0 years      $   0.724         194,556      $   0.622
  7.053 - 16.75          197,262         9.7 years         14.357           5,888         10.802
                         -------                                          -------
                         501,260         8.1 years          6.089         200,444          0.921
                         -------                                          -------
                         -------                                          -------

    The Company believes the per share exercise price of options granted through February 1996 and subsequent to January 1997 approximated the fair market value of the underlying common stock on the grant date. The exercise price of certain options granted from February 1996 to January 1997 were deemed to be below the fair market value of the underlying common stock on the grant date and such difference is being recognized as additional compensation expense in the consolidated financial statements on a straight line basis over the vesting period of the underlying options. Compensation expense recognized was $158,000 and $240,000 for the years ended December 31, 1996 and 1997, respectively.

    The Company measures compensation expense related to its employee stock option plan using the intrinsic value method as prescribed by APB Opinion No.
25. Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the grant dates consistent with

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 16 - COMMON STOCK (CONTINUED)
the method of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been as follows (amounts in thousands, except per share data):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1996       1997
                                                                                     ---------  ---------  ---------
Net income (loss)
  As reported......................................................................  $  (3,446) $    (817) $   3,176
  Pro forma........................................................................     (3,446)      (822)     3,129
Net income (loss) per common share
  Basic
    As reported....................................................................     (38.45)    (73.92)       .14
    Pro forma......................................................................     (38.45)    (73.98)       .13
  Diluted
    As reported....................................................................     (38.45)    (73.92)       .20
    Pro forma......................................................................     (38.45)    (73.98)       .19
Weighted-average fair value of options granted
  Compensatory stock options.......................................................     --           5.91       5.70
  Non-compensatory stock options...................................................       0.10       0.10       5.08

    For purposes of the pro forma presentation, the fair value for options granted subsequent to the IPO (April 16, 1997) was estimated on the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.8%; expected dividend yield of 0%; expected life of 2.5 years; and expected stock price volatility of 39.9%. The fair value for options granted prior to the IPO was estimated on the dates of grant using a minimum value method, assuming a risk-free interest rate of 5.5% to 5.7% with no projected dividend yields. Unlike other permitted option pricing models, the minimum value method excludes stock price volatility, which could not be reasonably estimated for the Company prior to the IPO.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models, as well as the minimum value method, do not necessarily provide a reliable single measure of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of options granted in fiscal years after December 31, 1994 is amortized to expense over the options' vesting period. The effects of applying SFAS 123 in providing the pro forma disclosures are not likely to be representative of the effects on the reported consolidated financial statements in future years.

NOTE 17 - INCOME (LOSS) PER COMMON SHARE (UNAUDITED)

    Income (loss) per common share ("EPS") have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which became effective after December 15, 1997; all periods prior thereto have been restated to conform with the provisions of this statement.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 17 - INCOME (LOSS) PER COMMON SHARE (UNAUDITED) (CONTINUED)
    The following table provides a reconciliation of both income (loss) before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares (amounts in thousands, except per share data).

                                                                                                  YEAR ENDED
                                                                                              DECEMBER 31, 1997
                                                                                         ----------------------------
                                                                                                         PRO FORMA
                                                                                             AS             FOR
                                                                     1995       1996      REPORTED    RECAPITALIZATION
                                                                   ---------  ---------  -----------      AND IPO
                                                                                                      ---------------
                                                                                                        (UNAUDITED)
Income (loss) applicable to common shares - Numerator
  Before extraordinary item......................................  $  (3,446) $    (817)  $   5,254      $   6,154
  Adjustment to Redeemable Warrant redemption value..............        696     (4,320)     (2,203)        --
  Preferred Stock dividends......................................       (557)    (1,220)       (442)        --
                                                                   ---------  ---------  -----------        ------
    Income (loss) applicable to common shares (basic)............     (3,307)    (6,357)      2,609          6,154
  Preferred Stock dividends......................................     --         --             442         --
                                                                   ---------  ---------  -----------        ------
    Income (loss) applicable to common shares (diluted)..........  $  (3,307) $  (6,357)  $   3,051      $   6,154
                                                                   ---------  ---------  -----------        ------
                                                                   ---------  ---------  -----------        ------
Shares - Denominator
  Weighted average common shares outstanding (basic).............         86         86       3,803          5,304
  Add dilutive effect of
    Preferred Stock outstanding prior to conversion..............      1,141      1,710         559         --
    Common stock options.........................................     --            188         302            302
    Warrants outstanding prior to cancellation, conversion or
      exercise...................................................        389        660         228         --
  Less antidilutive effect of potential common shares............     (1,530)    (2,558)     --             --
                                                                   ---------  ---------  -----------        ------
    Weighted average common shares outstanding (diluted).........         86         86       4,892          5,606
                                                                   ---------  ---------  -----------        ------
                                                                   ---------  ---------  -----------        ------
EPS - Income (loss) before extraordinary item
  Basic..........................................................  $  (38.45) $  (73.92)  $     .69      $    1.16
  Diluted........................................................     (38.45)    (73.92)        .62           1.10

    Pro forma for Recapitalization and IPO assumes each occurred on January 1, 1997 (Note 2). Therefore, pro forma income per common share, before extraordinary item, is computed using pro forma income before adjustment to redemption value of Redeemable Warrants and Preferred Stock dividends. Pro forma income before extraordinary item also reflects the sale by the Company of 2,700,000 shares of common stock in the IPO and the application of the net proceeds therefrom.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is a party to a license agreement with McDonnell Douglas Corporation (now part of The Boeing Company) pursuant to which the Company may request certain data in order to design and market modifications to aircraft manufactured by McDonnell Douglas. The agreement provides that the

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 18 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company will pay McDonnell Douglas a royalty of five percent of the net sales price of all modifications sold by the Company for which the Company has requested data from McDonnell Douglas. The Company has requested data for a single modification, which modification the Company believes is exempt from the obligation to pay royalties under the agreement. In 1996, McDonnell Douglas made a demand for $650,000 for royalties. The Company does not believe that it is obligated to McDonnell Douglas in any amount. However, there can be no assurance that the Company will not be required to pay royalties to McDonnell Douglas.

    Certain subsidiaries of the Company have recently been served in an action filed in federal court by American International Airways, Inc., relating to the conversion and modification of two Boeing 747 aircraft from passenger to freighter configuration. No specific amount of damages is sought. The events in question occurred prior to the Company's purchase of the relevant businesses from its prior owner; the Company intends to deny any liability, and further believes that it is indemnified with respect to any such liabilities.

    The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. Management believes the ultimate disposition of these matters, as well as the matters discussed in the preceding paragraphs, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

LEASE COMMITMENTS

    The Company leases certain facilities and equipment under various capital and operating leases. Certain leases require payment of property taxes and include escalation clauses. Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 1997 (amounts in thousands):

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
Year ending December 31,
  1998...................................................................   $     318    $   2,909
  1999...................................................................         203        2,732
  2000...................................................................          50        2,274
  2001...................................................................          21        1,855
  2002...................................................................          17        1,771
  2003 and thereafter....................................................           9        5,547
                                                                                -----   -----------
  Total minimum payments required........................................         618    $  17,088
                                                                                        -----------
                                                                                        -----------
  Less amount representing future interest cost..........................         (71)
                                                                                -----
    Recorded obligation under capital leases.............................   $     547
                                                                                -----
                                                                                -----

    Total rental expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was $1,531,000, $1,614,000 and $2,065,000, respectively.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 19 - CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

    During the three years ended December 31, 1997, the Company paid the following amounts in cash (amounts in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Interest.............................................................................  $   3,275  $   2,983  $   2,842
Income taxes.........................................................................         33        132        300

INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

    Certain noncash investing and financing transactions occurred during the three years ended December 31, 1997, as follows (amounts in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Debt incurred for the acquisition of machinery and equipment.........................  $      33  $     414  $     182
Financing provided by sellers in connection with acquisitions........................     --          3,492     --
Liabilities assumed in connection with acquisitions..................................     --          2,687      2,581

    The Recapitalization and IPO described in Note 2 included a series of noncash transactions.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - FOREIGN OPERATIONS AND EXPORT REVENUES

FOREIGN OPERATIONS

    The Company operates in one business segment - avionics components manufacturing and integration services. Domestic and foreign operations consist of (amounts in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1995        1996        1997
                                                                                 ---------  ----------  ----------
Revenues
  Gross revenues
    United States..............................................................  $  54,394  $   64,383  $  109,490
    Western Europe.............................................................      9,388      10,882      12,240
                                                                                 ---------  ----------  ----------
      Total gross revenues.....................................................     63,782      75,265     121,730
                                                                                 ---------  ----------  ----------
  Less interarea transfers
    United States..............................................................       (814)     (1,496)     (2,448)
    Western Europe.............................................................     (7,129)     (8,670)    (10,379)
                                                                                 ---------  ----------  ----------
      Total interarea transfers................................................     (7,943)    (10,166)    (12,827)
  Net revenues
    United States..............................................................     53,580      62,887     107,042
    Western Europe.............................................................      2,259       2,212       1,861
                                                                                 ---------  ----------  ----------
      Total net revenues.......................................................  $  55,839  $   65,099  $  108,903
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Income from operations
  United States................................................................  $   1,354  $    3,727  $   10,833
  Western Europe...............................................................        501         746       1,572
  Interarea eliminations.......................................................        (20)       (222)       (410)
                                                                                 ---------  ----------  ----------
    Total income from operations...............................................  $   1,835  $    4,251  $   11,995
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Consolidated assets
  United States................................................................  $  34,425  $   67,889  $   98,076
  Western Europe...............................................................      6,490       6,015       6,421
  Interarea eliminations.......................................................     (4,586)     (4,638)     (5,360)
                                                                                 ---------  ----------  ----------
    Total consolidated assets..................................................  $  36,329  $   69,266  $   99,137
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

    Interarea sales are accounted for at prices that the Company believes would be equivalent to unaffiliated customer sales. Interarea transfers and eliminations reflect the shipment of raw component parts between areas. Operating income excludes net interest expense, other income (expense) and minority interests that are directly attributable to the related operations. Corporate assets are included with United States assets.

EXPORT REVENUES

    Consolidated revenues include export revenues of $5,161,000, $6,484,000 and $12,430,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Export revenues are primarily derived from sales to customers located in Western Europe, the Far East and Canada.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 21 - EMPLOYEE BENEFIT PLANS

    The Company's Swiss subsidiary sponsors a defined contribution pension plan covering substantially all of its employees as required by Swiss law. Contributions and costs, which are shared equally by the Company and the employees, are determined as a percentage of each covered employees' salary. Company contributions and costs associated with the plan were $148,000, $151,000 and $157,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Substantially all of the Company's domestic employees are eligible to participate in a 401(k) defined contribution plan (the "Plan"). Participation in the Plan is at the discretion of each individual employee who is eligible to participate. Each participating employee is permitted to contribute up to a maximum amount defined in the Plan. The Company and its subsidiaries may make periodic discretionary matching contributions to the Plan. The Company made matching contributions of $41,000 during the year ended December 31, 1997. No matching contributions were made to the plan during the years ended December 31, 1995 and 1996. The costs associated with administering the plan were not significant for any period presented.

NOTE 22 - RELATED PARTY TRANSACTIONS

    The Company's transactions with related parties included in the consolidated financial statements are summarized in the table below (amounts in thousands):

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Senior Subordinated Lenders
  Interest and advisory fees
    Earned during the period.........................................................  $     912  $     983  $     358
    Accrued and payable as of year end...............................................     --             43     --
  Purchase of Convertible Notes, Preferred Stock and Redeemable Warrants in
    conjunction with ADS acquisition.................................................     --          2,000     --
  Fees and expenses earned...........................................................     --             36     --
  Debt repaid with IPO proceeds
    Senior subordinated debt.........................................................     --         --          7,000
    Convertible Notes................................................................     --         --          1,000
Investors
  Purchases of debt and equity securities
    Preferred Stock and Redeemable Warrants in conjunction with Minority Interest
      acquisition....................................................................     --          6,500     --
    Convertible Notes, Preferred Stock and Redeemable Warrants in conjunction with
      ADS acquisition................................................................     --          4,000     --
  Fees and expenses earned...........................................................     --             74     --
  Convertible Notes
    Interest earned during the period................................................     --             86         98
    Interest accrued and payable as of year end......................................     --             86     --
    Repaid with IPO proceeds.........................................................     --         --          2,000

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 22 - RELATED PARTY TRANSACTIONS (CONTINUED)
    Each related party is described below:

    Senior Subordinated Lenders - Own 8.9% of the Company's issued and outstanding common stock at December 31, 1997, were represented on the Company's Board of Directors in 1995 and 1996, and provided a portion of the Company's Convertible Notes financing and the Subordinated Debt (Notes 10, 11, 14, 15 and
16). The ownership percentage reflects the cashless exercise and conversion of all Preferred Stock, Preferred Stock warrants, common stock warrants and Redeemable Warrants into 451,370 common shares in conjunction with the Recapitalization (Note 2).

    Investors - Own 16.4% of the Company's issued and outstanding common stock at December 31, 1997, are represented on the Company's Board of Directors, and provided a portion of the Company's Convertible Notes and Preferred Stock financing (Notes 10, 14, 15 and 16). The ownership percentage reflects the cashless exercise and conversion of all Preferred Stock and Redeemable Warrants into 840,808 common shares in conjunction with the Recapitalization (Note 2).

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    CHARGED TO                                  BALANCE AT
                                                 BEGINNING OF    COST AND      CHARGED TO                     END OF
CLASSIFICATION                                      PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS      PERIOD
-----------------------------------------------  ------------  ------------  ---------------  -----------  ------------

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts................  $    243,000  $     66,000  $    62,000(A)    $ 112,000   $    259,000
Reserve for excess, slow moving and potentially
  obsolete material............................  $    893,000  $    416,000        --          $ 155,000   $  1,154,000

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts................  $    259,000  $     68,000  $    71,000(B)    $  19,000   $    379,000
Reserve for excess, slow moving and potentially
  obsolete material............................  $  1,154,000  $  1,055,000        --          $ 116,000   $  2,093,000

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts................  $    379,000  $    111,000  $   174,000(C)    $ 177,000   $    487,000
Reserve for excess, slow moving and potentially
  obsolete material............................  $  2,093,000  $  1,374,000  $    59,000(D)    $ 162,000   $  3,364,000

------------------------

      (A)  Comprised of the following:
           Effect of foreign currency translation;                  $   3,000
           Recovery of amounts previously written off.                 59,000
                                                                    ------------
                                                                    $  62,000
                                                                    ------------
                                                                    ------------
      (B)  Comprised of the following:
           Effect of foreign currency translation;                  $  (4,000)
           Recovery of amounts previously written off;                 20,000
           Attributable to companies acquired.                         55,000
                                                                    ------------
                                                                    $  71,000
                                                                    ------------
                                                                    ------------
      (C)  Attributable to company acquired.

      (D)  Attributable to companies acquired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth information regarding the directors and executive officers of the Company as of December 31, 1997:

NAME                                  AGE      POSITION
--------------------------------      ---      ----------------------------------------------------------
R. Jack DeCrane                           51   Chairman of the Board and Chief Executive Officer
R.G. MacDonald                            67   Vice Chairman of the Board
Robert A. Rankin                          45   Chief Financial Officer, Secretary and Treasurer
Roger L. Keller                           53   Group Vice President of Systems
Charles H. Becker                         51   Group Vice President of Components
James R. Bergman (a)                      55   Director
Paul H. Cascio (b)                        36   Director
Jonathan A. Sweemer (a)(b)                42   Director
Mitchell I. Quain                         46   Director

------------------------

(a) Member of the Compensation Committee.

(b) Member of the Audit Committee.

    The Company is currently evaluating other independent non-management director candidates and anticipates that the Company's independent, non-management directors will continue to represent a majority on each of the Company's Audit Committee and Compensation Committee.

    The Company's Board is divided into three classes. Directors of each class will be elected at the annual meeting of stockholders of the Company (the "Annual Meeting") held in the year in which the term of such class expires and will serve thereafter for three years. Messrs. MacDonald and Quain serve as class I directors for a term expiring as of the Annual Meeting in 1998. Messrs. Cascio and Bergman serve as class II directors for a term expiring as of the Annual Meeting in 1999. Messrs. DeCrane and Sweemer serve as class III directors for a term expiring as of the Annual Meeting in 2000.

    R. Jack DeCrane is the founder of the Company and has been Chairman of the Board of Directors of the Company since it was founded in December 1989. Mr. DeCrane served as President of the Company, which office then included the duties of chief executive officer, until April 1993 when he was elected to the newly-created office of Chief Executive Officer. Prior to founding the Company, Mr. DeCrane held various positions at the aerospace division of B.F. Goodrich. Mr. DeCrane was a Group Vice President at the aerospace division of B.F. Goodrich with management responsibility for three business units from 1986 to 1989. Mr. DeCrane is his own appointee to the Board under the terms of an agreement between the Company and certain of its shareholders and lenders.

    R.G. MacDonald has been Vice Chairman of the Company since December 1996. Mr. MacDonald has been a member of the Board since December 1994, and was President of the Company from April 1993 until December 1996. The office of President of the Company included the duties of chief operating officer. Mr. MacDonald was a consultant to the Company from February 1993 to April 1993. Prior to joining the Company, he served as President and Chief Executive Officer of MDB Systems, Inc., a manufacturer of ruggedized computer disk systems, from 1990 to 1993.

    Robert A. Rankin has been Chief Financial Officer, Secretary and Treasurer of the Company since November 1993. Mr. Rankin joined the Company in 1992 as Senior Vice President of Tri-Star, which office then included the duties of chief financial officer of the Company. Prior to joining the Company, he was Vice President of Finance for the Chandler Evans Control Systems subsidiary of Coltec Industries, Inc., an aerospace company, from 1990 to 1992. He was employed by the aerospace division of B.F. Goodrich from 1977 to 1989 in various capacities, the most recent of which was as Controller of the aircraft wheel and brake business unit of B.F. Goodrich.

    Roger L. Keller has been Group Vice President of Systems of the Company since December 1996. Mr. Keller has also served as President of Hollingsead since December 1995, and was employed by the Company as Vice President of Engineering, Sales and Program Management from May 1994 through November 1995. Prior to joining the Company, he was Vice President of Engineering for Active Noise and Vibration Technologies, Inc. from 1992 to 1994, and Vice President of Sales, Marketing and Program Management for the Airtransport Services division of Honeywell from 1986 to 1992.

    Charles H. Becker has been Group Vice President of Components of the Company since December 1996, and President of Tri-Star since December 1994. Prior to joining the Company, Mr. Becker was President of the Interconnect Systems Division of Microdot, Inc. from 1984 to 1994.

    James R. Bergman has been a member of the Board since October 1991. He is a founder and, since 1974, has been a general partner of DSV Associates, DSV Partners III and DSV. Mr. Bergman is DSV's appointee to the Board under the terms of an agreement between the Company and certain of its shareholders and lenders. See "Shareholders Agreement" in Item 13. In August 1996, Mr. Bergman became a general partner of Brantley Venture Partners III, L.P. (an affiliate of Brantley). He is also a director of Maxim Integrated Products, Inc. and Quad Systems Corporation.

    Paul H. Cascio has been a member of the Board since September 1996. He is a general partner of Brantley. Mr. Cascio also serves as Vice President and Secretary of Brantley Capital Corporation. Mr. Cascio is Brantley's appointee to the Board under the terms of an agreement between the Company and certain of its shareholders and lenders. See "Shareholders Agreement" in Item 13. From December 1987 through May 1996, when he became a general partner of Brantley Venture Partners, Mr. Cascio was a Managing Director and head of the Industrial Manufacturing and Services Group in the corporate finance department at Dean Witter Reynolds Inc.

    Jonathan A. Sweemer has been a member of the Board since February 1996. He has been a member of Nassau Capital L.L.C., the general partner of Nassau Capital Partners, L.P. (collectively with NAS Partners I, L.L.C., referred to in this document as "Nassau") since January 1995. From May 1992 to December 1994, Mr. Sweemer was a Vice President for Princeton University Investment Co. Mr. Sweemer is Nassau's appointee to the Board under the terms of an agreement between the Company and certain of its shareholders and lenders. See "Shareholders Agreement" in Item 13.

    Mitchell I. Quain has been a member of the Board since May 1997. He is an Executive Vice President of and has been a member of the board of Furman Selz LLC since May 1997. From June 1975 to May 1997, he was a Managing Director of and held other positions with Schroder & Co. Inc. Mr. Quain has more than 20 years of financial and operating experience. Certain stock options have been granted to Mr. Quain, pursuant to a Board resolution providing for such options for non-management directors who do not serve pursuant to the terms of the Shareholder Agreement. See "Independent Director" in Item 13.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; BENEFICIAL OWNERSHIP
  REPORTING COMPLIANCE

    James R. Bergman, a director of the Company, filed a Form 5 under Section 16(a) of the Exchange Act (a "Form 5") dated March 5, 1998, indicating a failure to timely file a Form 3 under Section 16(a) of the Exchange Act (a "Form 3") when required under Section 16(a), disclosing his indirect beneficial ownership of a portion of the 493,439 shares of Common Stock directly owned by DSV (of which he is a general partner) at the time of the IPO. The foregoing Form 5 was required to have been filed by February 15, 1998.

    Jonathan Sweemer, a director of the Company, filed a Form 5 dated February 25, 1998, indicating a failure to timely file: (i) a Form 3 with respect to 869,160 shares of Common Stock beneficially owned by Nassau Capital Partners L.P., at the time of the IPO, and (ii) a Form 4 under Section 16(a) of the Exchange Act (a "Form 4") with respect to the acquisition of 33,526 additional shares of Common Stock issued by the Company to Nassau Capital Partners L.P. to correct a disputed calculation regarding the number of shares that should have been issued as part of the 1997 recapitalization of the Company. Mr. Sweemer disclaims any beneficial interest in any of the foregoing shares. The foregoing Form 5 was required to have been filed by February 15, 1998.

    Nassau Capital Partners L.P., filed a Form 5 dated February 25, 1998, indicating a failure to timely file: (i) a Form 3 disclosing its beneficial ownership of 869,160 shares of Common Stock at the time of the IPO, and (ii) a Form 4 with respect to the acquisition of 33,526 additional shares of Common Stock issued by the Company to correct a disputed calculation regarding the number of shares that should have been issued as part of the 1997 recapitalization of the Company. The foregoing Form 5 was required to have been filed by February 15, 1998.

    Paul H. Cascio, a director of the Company, filed a Form 5 dated March 9, 1998, indicating a failure to timely file a Form 3, disclosing his indirect beneficial ownership of the 490,928 shares of Common Stock directly owned by Brantley Venture Partners, L.P. (of which he is a general partner of a general partner), at the time of the IPO. The foregoing Form 5 was required to have been filed by February 15, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by Item 11 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Item 12 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Item 13 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commissions within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a.  (i)  FINANCIAL STATEMENTS

       In addition to the Consolidated Financial Statements and Report of Independent Accountants included at Item 8, the following are included herein:

       Schedules for the three years ended December 31, 1997:

       II--Valuation and Qualifying Accounts, page 61.

        All other Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

       (ii)  EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------
   3.1     Certificate of Incorporation of Registrant (incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 333-19939)

   3.2     Bylaws of Registrant (incorporated by reference to the Company's Registration Statement on Form
           S-1, Registration No. 333-19939)

   4.1     Specimen Certificate (incorporated by reference to Exhibit 2(1) of the Company's Form 8-A/A filed
           April 14, 1997)

  10.1     1993 Share Incentive Plan (incorporated by reference to the Company's Registration Statement on
           Form S-1, Registration No. 333-19939)

  10.2     Tax Sharing Agreement dated March 15, 1993 between the Company TSH and Hollingsead International,
           Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Registration
           No. 333-19939)

  10.3     Employment Agreement dated September 1, 1994 between the Company and R. Jack DeCrane (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.4     Employment Agreement dated June 28, 1993 between the Company and R. G. MacDonald (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.5     Restrictive Covenant Agreement among the Company, ADS Acquisition, Inc. and the Allard Children's
           Trust f/b/o John R. Allard (incorporated by reference to the Company's Registration Statement on
           Form S-1, Registration No. 333-19939)

  10.6     Restrictive Covenant Agreement among the Company, ADS Acquisition, Inc. and the Allard Children's
           Trust f/b/o Michael E. Allard (incorporated by reference to the Company's Registration Statement on
           Form S-1, Registration No. 333-19939)

  10.7     Restrictive Covenant Agreement among the Company, ADS Acquisition, Inc. and Younes Nazarian
           (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No.
           333-19939)

  10.8     Restrictive Covenant Agreement among the Company, ADS Acquisition, Inc. and David and Angela
           Nazarian, Trustees of the Nazarian Family Trust (incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No. 333-19939)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------
  10.9     Restrictive Covenant Agreement among the Company, ADS Acquisition, Inc. and Gerald R. Allard,
           Trustee of the Gerald R. Allard Revocable Trust of 1994 (incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No. 333-19939)

  10.10.1  Fifth Amended and Restated Registration Rights Agreement dated January 10, 1997 among the Company,
           Banc One Capital Partners Corporation, Brantley Venture Partners II, L.P., R. Jack DeCrane, DSV
           Parnters, IV, Electra Investment Trust, P.L.C., Internationale Nederlanden (U.S.) Capital
           Corporation, Electra Associates, Inc., The Provident Bank, Nassau Capital Partners L.P. and NAS
           Partners I L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-47457).

  10.11    Fourth Amended and Restated Shareholders Agreement dated September 18, 1996 among the Company, Banc
           One Capital Partners Corporation, Brantley Venture Partners II, L.P., R. Jack DeCrane, DSV
           Partners, IV, Electra Investment Trust, P.L.C., Internationale Nederlanden (U.S.) Capital
           Corporation, Electra Associates, Inc., The Provident Bank, Nassau Capital Partners L.P. and NAS
           Partners I L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

  10.12    Lease dated September 1989 as amended on December 15, 1993 among Continental Development
           Corporation, Tri-Star Electronics, Inc., and Cory Components, Inc. for real property in El Segundo,
           CA (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No.
           333-19939)

  10.13    Amended and Restated Credit Agreement, dated September 18, 1996, among the Company, ADS
           Acquisition, Inc., Tri-Star Holdings, Inc., Tri-Star Electronics International, Inc., Tri-Star
           Technologies, Inc., Tri-Star Technologies, Tri-Star Electronics Europe S.A., Mezzovico, Cory
           Holdings, Inc., Cory Components, Inc., Hollingsead International, Inc., Hollingsead International
           Limited, The Provident Bank, and Internationale Nederlanden (U.S.) Capital Corporation
           (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No.
           333-19939)

  10.14    General Terms Agreement dated July 5, 1995 between the Boeing Company and Cory Components, Number
           6-5752-0002 (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

  10.15    Special Business Provisions dated November 30, 1995 between the Boeing Company and Cory Components,
           Number 6-5752-0004 (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

  10.16    Purchase Agreement 9423JC4548 between Boeing Defense & Space- Irving Co. and Cory Components,
           January 1, 1995 through December 31, 1999 (incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 333-19939)

  10.17    Electrical Contact Procurement Contract Letter of Agreement, dated June 28, 1993 between Boeing
           Commercial Airplane Group and Tri-Star Electronics International (incorporated by reference to the
           Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.18    Asset Purchase and Sale Agreement by and among Allard Industries, Inc., Gerald R. Allard, Trustee of the Gerald R. Allard Revocable Trust of 1994, The Allard Children's Trust f/b/o John Allard, The
           Allard Children's Trust f/b/o Michael E. Allard, Younes Nazarian and David and Angela Nazarian,
           Trustees of the Nazarian Family Trust, the principal shareholders of Allard, the Company and ADS
           Acquisition, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------
  10.19    Asset Purchase and Sale Agreement dated December 4, 1996 among the Company, EE Acquisition, Inc.,
           William Lyon, and Elsinore LP (incorporated by reference to the Company's Registration Statement on
           Form S-1, Registration No. 333-19939)

  10.20    Asset Purchase and Sale Agreement dated November 25, 1996 among AMP, Incorporated, the Whitaker
           Corporation and DeCrane Aircraft Holdings, Inc. (incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No. 333-19939)

  10.21    Stock Purchase Agreement, dated January 1, 1995, among the Company and Cory Components, Inc.
           (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No.
           333-19939)

  10.22    Securities Purchase Agreement, dated September 18, 1996 among the Company, Nassau Capital Partners
           L.P., NAS Partners I L.L.C., and Electra Investment Trust P.L.C. (incorporated by reference to the
           Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.23    Securities Purchase Agreement, dated February 20, 1996 among the Company, Nassau Capital Partners
           L.P. and NAS Partners I L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.24    Securities Purchase Agreement dated November 2, 1994, as amended on February 20, 1996, among the
           Company, Electra Investment Trust P.L.C. and Electra Associates, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.25    Letter Agreement dated November 24, 1994 between the Company and Charles Becker (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.31    Share Purchase Agreement dated February 9, 1996 among the Company, R.G. MacDonald, Charles Becker,
           Robert Rankin (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

  10.32    Form of Amendment Agreement dated March 7, 1997 between the Company and Nassau (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.33    401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the
           Company and The Lincoln National Life Insurance Company (incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No. 333-19939)

  10.34    Agreement dated January 10, 1997 among the Company and its shareholders relating to the 1997 recapitalization of the Company (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.35    Loan and Security Agreement dated April 15, 1997 among DeCrane Aircraft Holdings, Inc., Bank of
           America Illinois, as agent and lender, and the other lenders party thereto (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-19939)

  10.35.1  Amendment No. 1 to Loan and Security Agreement dated October 21, 1997 among DeCrane Aircraft
           Holdings, Inc., Bank of America Illinois, as agent and lender, and the other lenders party thereto
           (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A (Amendment No. 1), filed
           November 14, 1997)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------
  10.35.2  Amendment No. 2 to Loan and Security Agreement dated February 6, 1998 among DeCrane Aircraft
           Holdings, Inc., Bank of America Illinois, as agent and lender, and the other lenders party thereto
           (incorporated by reference to the Company's Registration Statement on Form S-1 (Amendment No. 1)
           filed March 11, 1998, Registration No. 333-47457)

  10.36    Agreement dated July 30, 1996 between Interactive Flight Technologies and Hollingsead
           International, Inc (incorporated by reference to the Company's Registration Statement on Form S-1,
           Registration No. 333-19939)

  10.37    Stock Purchase and Sale Agreement dated as of October 31, 1997 by and among Robert S. Brown,
           Richard Marsh, Wayne Richie, and DeCrane Aircraft Holdings, Inc (incorporated by reference to
           Exhibit 2.1 to the Company's Form 8-K/A (Amendment No. 1), filed November 14, 1997)

  10.38    Lease among Kilroy Realty, L.P., Kilroy Realty Corporation and Hollingsead International for real property in Garden Grove, California (incorporated by reference to Exhibit 10.38 to the Company's
           Registration Statement on Form S-1 filed March 6, 1998, Registration No. 333-47457)

  21.1     List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's
           Registration Statement on Form S-1 (Amendment No. 1) filed March 11, 1998, Registration No.
           333-47457)

  27.1     Financial Data Schedule for the twelve months ended December 31, 1997.

  27.2     Financial Data Schedule (restated) for the twelve months ended December 31, 1996, three months ended March 31, 1997, six months ended June 30, 1997 and nine months ended September 30, 1997.

    b.  REPORTS ON FORM 8-K

    On November 3, 1997, the Company filed a Form 8-K Current Report with respect to its signing of a definitive agreement to acquire Audio International, Inc. and subsidiary.

    On November 14, 1997, the Company filed a Form 8-K Current Report with respect to the consummation of its acquisition of Audio International, Inc. and subsidiary.

    On January 28, 1998, the Company filed Amendment No. 1 to its Form 8-K Current Report dated November 14, 1997 with respect to the consummation of its acquisition of Audio International, Inc. and subsidiary. The amendment included the audited consolidated financial statements of Audio International, Inc. and subsidiary, including notes thereto and auditors' report thereon, as of December 31, 1996 and 1995 and for each of the years two years in the period ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          DECRANE AIRCRAFT HOLDINGS, INC.

Date: March 30, 1998                 By:           /s/ R. JACK DECRANE
                                          --------------------------------------
                                                     R. Jack DeCrane
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                        CAPACITY                           DATE
----------------------------------------------  ----------------------------------------------  -----------------
             /s/ R. JACK DECRANE                Chairman of the Board, Chief Executive Officer
     ------------------------------------         and Director                                  March 30, 1998
               R. Jack DeCrane

              /s/ R.G. MACDONALD
     ------------------------------------       Vice Chairman of the Board and Director         March 30, 1998
                R.G. MacDonald

             /s/ ROBERT A. RANKIN               Chief Financial Officer, Secretary and
     ------------------------------------         Treasurer (Principal accounting officer)      March 30, 1998
               Robert A. Rankin

             /s/ JAMES R. BERGMAN
     ------------------------------------       Director                                        March 30, 1998
               James R. Bergman

              /s/ PAUL H. CASCIO
     ------------------------------------       Director                                        March 30, 1998
                Paul H. Cascio

            /s/ MITCHELL I. QUAIN
     ------------------------------------       Director                                        March 30, 1998
              Mitchell I. Quain

           /s/ JONATHAN A. SWEEMER
     ------------------------------------       Director                                        March 30, 1998
             Jonathan A. Sweemer