Form 10-Q
period 1998-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 1998-05-14
CIK 880765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               ----------------------

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

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

                               ----------------------

                                  (Not Applicable)

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


     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of April 30, 1998 was 7,524,740 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DECRANE AIRCRAFT HOLDINGS, INC.

                                       INDEX

                                                                           Page
                                                                           ----

                           PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1998 and

            December 31, 1997 .............................................  3

          Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 .................................  4

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 .................................  5

          Condensed Notes to Consolidated Financial Statements ............  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ...........................................  8


                           PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION ............................................... 10



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits ........................................................ 10

          Reports on Form 8-K ............................................. 10

ITEM 1.   FINANCIAL STATEMENTS

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       MARCH 31,   DECEMBER 31,
                                                         1998         1997
                                                      -----------  ------------
                                                      (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents......................... $    1,178     $     206
  Accounts receivable, net..........................     19,839        18,152
  Inventories.......................................     28,221        25,976
  Prepaid expenses and other current assets.........      1,160           782
                                                     ----------     ---------
     Total current assets...........................     50,398        45,116

Property and equipment, net.........................     13,261        14,054
Other assets, principally intangibles, net..........     39,940        39,967
                                                     ----------     ---------
       Total assets................................. $  103,599     $  99,137
                                                     ----------     ---------
                                                     ----------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings............................  $      432     $     568
  Current portion of long-term obligations ........         857           858
  Accounts payable.................................       7,991         8,032
  Accrued expenses.................................       6,226         6,911
  Income taxes payable.............................       1,800         3,975
                                                     ----------     ---------
    Total current liabilities......................      17,306        20,344
                                                     ----------     ---------

Long-term liabilities
  Long-term obligations............................      43,196        37,412
  Deferred income taxes............................       1,880         1,758
  Minority interest................................          93            96
                                                     ----------     ---------
    Total long-term liabilities....................      45,169        39,266
                                                     ----------     ---------

Commitments and contingencies

Stockholders' equity
  Undesignated preferred stock, $.01 par value,
    10,000,000 shares authorized; none issued
    and outstanding...............................            -             -
  Common stock, $.01 par value, 9,924,950 shares
    authorized; 5,318,563 shares issued and
    outstanding as of March 31, 1998 and
    December 31, 1997.............................           53            53
  Additional paid-in capital......................       51,096        51,057
  Accumulated deficit.............................       (9,756)      (11,444)
  Foreign currency translation adjustment.........         (269)         (139)
                                                     ----------     ---------
    Total stockholders' equity....................       41,124        39,527
                                                     ----------     ---------
      Total liabilities and stockholders' equity..   $  103,599     $  99,137
                                                     ----------     ---------
                                                     ----------     ---------


   The accompanying notes are an integral part of the consolidated financial statements.

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                               1998          1997
                                                               ----          ----
                                                                   (UNAUDITED)
Revenues.................................................... $ 29,128      $ 26,118
Cost of sales...............................................   20,141        20,107
                                                             --------      --------

     Gross profit...........................................    8,987         6,011
                                                             --------      --------
Operating expenses
  Selling, general and administrative expenses..............    4,879         3,384
  Amortization of intangible assets.........................      379           207
                                                             --------      --------
     Total operating expenses...............................    5,258         3,591
                                                             --------      --------

Income from operations......................................    3,729         2,420

Other expenses (income)
  Interest expense..........................................      786         1,592
  Other income..............................................      (29)         (118)
  Minority interest.........................................       12            31
                                                             --------      --------

Income before provision for income taxes....................    2,960           915
Provision for income taxes..................................    1,272           286
                                                             --------      --------

Net income..................................................    1,688           629

Cumulative convertible preferred stock dividends............        -          (380)
                                                             --------      --------

Net income applicable to common stockholders................ $  1,688      $    249
                                                             --------      --------
                                                             --------      --------

Income per common share
  Basic..................................................... $    .32      $   2.90
  Diluted................................................... $    .30      $    .20

Weighted average number of common and dilutive common
  equivalent shares outstanding
    Basic...................................................    5,319            86
    Diluted.................................................    5,626         3,071


Pro forma for the Recapitalization, as adjusted for the
  Initial Public Offering
  Income applicable to common stockholders.................. $  1,688      $  1,415
  Income per common share
    Basic................................................... $    .32      $    .27
    Diluted................................................. $    .30      $    .25
  Weighted average number of common and dilutive common
    equivalent shares outstanding
      Basic.................................................    5,319         5,302
      Diluted...............................................    5,626         5,582


     The accompanying notes are an integral part of the consolidated financial statements.

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1998       1997
                                                               ----       ----
                                                                 (UNAUDITED)
Cash flows from operating activities
  Net income...............................................  $  1,688   $   629
  Adjustments to reconcile net income to
    net cash (used for) provided by operating activities
      Depreciation and amortization........................     1,457     1,400
      Deferred income taxes................................       (46)      163
      Unrealized loss on forward foreign exchange
        contracts..........................................       112       395
      Other, net...........................................        20        31
      Changes in assets and liabilities
        Accounts receivable................................    (1,848)   (1,058)
        Inventories........................................    (2,299)   (2,044)
        Prepaid expenses and other assets..................      (351)       61
        Accounts payable...................................      (110)    2,403
        Accrued expenses...................................      (672)     (273)
        Income taxes payable...............................    (2,152)        1
                                                             --------   -------
          Net cash (used for) provided by
            operating activities...........................    (4,201)    1,708
                                                             --------   -------

Cash flows from investing activities
  Capital expenditures.....................................      (297)   (1,370)
                                                             --------   -------
          Net cash used for investing activities...........      (297)   (1,370)
                                                             --------   -------

Cash flows from financing activities
  Net borrowings under revolving
    line of credit agreements..............................     5,883     1,834
  Promissory note principal payments.......................         -      (956)
  Principal payments on capitalized lease and
    other long-term obligations............................      (215)     (756)
  Payment of stock offering and deferred financing costs...      (416)     (613)
  Other, net...............................................        24        59
                                                             --------   -------
          Net cash provided by (used for)
            financing activities...........................     5,276      (432)
                                                             --------   -------

Effect of foreign currency translation on cash.............       194       (64)
                                                             --------   -------

Net increase (decrease) in cash and cash equivalents.......       972      (158)
Cash and cash equivalents at beginning of period...........       206       320
                                                             --------   -------
Cash and cash equivalents at end of period.................  $  1,178   $   162
                                                             --------   -------
                                                             --------   -------

     The accompanying notes are an integral part of the consolidated financial statements.

                 DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior periods' financial information to conform to the 1998 presentation.


NOTE 2 - SALE OF COMMON STOCK

   In April 1998, the Company sold 2,206,177 shares of common stock for $17.00 per share. Proceeds from the offering of $35,542,000, net of $1,963,000 for underwriting discounts and commissions, were used to partially repay borrowings outstanding under the Company's senior credit facility.

   The table below summarizes the changes in stockholders' equity for the three months ended March 31, 1998 and the effect of the common stock sold in April 1998 (amounts in thousands, except share data):


                                 PREFERRED STOCK       COMMON STOCK
                                -----------------   ------------------                                 FOREIGN
                                NUMBER              NUMBER               ADDITIONAL                    CURRENCY
                                  OF                  OF                  PAID-IN     ACCUMULATED    TRANSLATION
                                SHARES    AMOUNT    SHARES      AMOUNT    CAPITAL       DEFICIT       ADJUSTMENT     TOTAL
                                -------  --------  ---------   -------    --------    ----------     -----------   ---------
Balance,
  December 31, 1997............    -     $   -     5,318,563   $    53    $ 51,057    $  (11,444)    $   (139)     $  39,527

Net income.....................    -         -         -           -          -            1,688         -             1,688

Stock option compensation
  expense......................    -         -         -           -            39          -            -                39

Translation adjustment.........    -         -         -           -          -             -            (130)          (130)
                                -------  --------  ---------   -------    --------    ----------     --------      ---------
Balance,
  March 31, 1998...............    -         -     5,318,563        53      51,096        (9,756)        (269)        41,124

Sale of common stock (A).......    -         -     2,206,177        22      34,820          -            -            34,842
                                -------  --------  ---------   -------    --------    ----------     --------      ---------
Balance after sale of
  common stock.................    -     $   -     7,524,740   $    75    $ 85,916    $   (9,756)    $   (269)     $  75,966
                                -------  --------  ---------   -------    --------    ----------     --------      ---------
                                -------  --------  ---------   -------    --------    ----------     --------      ---------

--------------------
(A) Reflects the sale of common stock in April 1998, net of underwriting discounts and commissions of $1,963,000 and an estimated $700,000 in expenses attributable to the offering.


NOTE 2 - INCOME PER COMMON SHARE

   As described in the Company's Form 10-K for the year ended December 31, 1997, the holders of certain securities agreed to a plan for the recapitalization of the Company (the "Recapitalization") during 1997. Completion of the Recapitalization was a condition to the consummation of the Company's initial public offering (the "IPO") and, was effective concurrent therewith. The IPO was consummated on April 16, 1997. Since the Company's historical capital structure is not indicative of its structure after the Recapitalization and IPO, pro forma income per share is presented for 1997 and reflects the Recapitalization, the IPO and the application of the proceeds therefrom, as if both had occurred January 1, 1997.

   Income per common share ("EPS") have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which became effective after December 15, 1997; all periods prior thereto have been restated to conform with the provisions of this statement.

   The following table provides a reconciliation of both income and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares (amounts in thousands, except per share data).

                                                                              THREE MONTHS ENDED
                                                                                MARCH 31, 1997
                                                                            ---------------------
                                                                  THREE                 PRO FORMA
                                                                  MONTHS                  FOR THE
                                                                  ENDED                  RECAPITAL-
                                                                MARCH 31,      AS         IZATION
                                                                  1998      REPORTED      AND IPO
                                                               ---------    --------    ----------
Income applicable to common shares - Numerator
  Net income.................................................  $  1,688     $   629     $   1,415
  Cumulative convertible preferred stock dividends...........      -           (380)         -
                                                               --------     -------     ---------
    Income applicable to common shares (basic)...............     1,688         249         1,415

  Cumulative convertible preferred stock dividends...........      -            380          -
                                                               --------     -------     ---------
    Income applicable to common shares (diluted).............  $  1,688     $   629     $   1,415
                                                               --------     -------     ---------
                                                               --------     -------     ---------

Shares - Denominator
  Weighted average common shares outstanding (basic).........     5,319          86         5,302
  Add dilutive effect of
    Preferred stock outstanding prior to conversion..........      -          1,942          -
    Common stock options.....................................       307         279           279
    Warrants outstanding prior to cancellation,
      conversion or exercise.................................      -            837            71
  Less antidilutive effect of potential common shares........      -            (73)          (70)
                                                               --------     -------     ---------
    Weighted average common shares outstanding (diluted).....     5,626       3,071         5,582
                                                               --------     -------     ---------
                                                               --------     -------     ---------

EPS - Income per common share
  Basic......................................................  $    .32     $  2.90     $     .27
  Diluted....................................................  $    .30     $   .20     $     .25

   Pro forma for the Recapitalization and IPO assumes each occurred on January 1, 1997. Therefore, pro forma income per common share is computed using pro forma income before preferred stock dividends. Pro forma income also reflects the sale by the Company of 2,700,000 shares of common stock in the IPO and the application of the net proceeds therefrom.


NOTE 3 - INVENTORIES

   Inventories are comprised of the following (amounts in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                                                     1998             1997
                                                                  -----------    --------------
                                                                  (UNAUDITED)
Raw material...................................................   $    17,329    $    14,224
Work-in process................................................         2,360          4,655
Finished goods.................................................         8,532          7,097
                                                                  -----------    -----------
  Total inventories............................................   $    28,221    $    25,976
                                                                  -----------    -----------
                                                                  -----------    -----------

NOTE 4 - INCOME TAXES

   During the three months ended March 31, 1998 and 1997, the Company reduced its deferred tax asset valuation allowance by $47,000 and $142,000, respectively, to reflect the book benefit of federal and state net operating loss carryforwards not previously recognized. Approximately $2,405,000 of the Company's loss carryforwards remained at March 31, 1998 for federal income tax purposes, respectively. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

   REVENUES. Revenues increased $3.0 million, or 11.5%, to $29.1 million for the three months ended March 31, 1998 from $26.1 million for the three months ended March 31, 1997. Revenues increased primarily due to the following: (i) the inclusion of $4.7 million of revenue from Audio International which was acquired on November 14, 1997; (ii) an increase in the sales of dichroic LCD's of $.6 million; and (iii) the first deliveries of smoke detection and fire suppression systems integration kits for Northwest (through Kidde Safety) of $.4 million offset by (iv) lower direct sales of $1.6 million and lower indirect sales of approximately the same magnitude to Boeing due to their production disruptions.

   GROSS PROFIT. Gross profit increased $3.0 million, or 49.5%, to $9.0 million for the three months ended March 31, 1998 from $6.0 million for the three months ended March 31, 1997. Gross profit as a percent of revenues increased to 30.9% for the three months ended March 31, 1998 from 23.0% for the three months ended March 31, 1997. Gross profit increased from the increased sales volume and a favorable change in mix. The increase in gross profit as a percent of revenue was attributable to a favorable change in mix and cost reduction programs. Gross profit as a percent of revenue increased to 30.9% for the three months ended March 31, 1998 from 30.1% for the three months ended December 31, 1997

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1.5 million, or 44.2%, to $4.9 million for the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. SG&A expenses, as a percent of revenues, increased to 16.8% for the three months ended March 31, 1998 from 13.0% for the three months ended March 31, 1997. SG&A expenses increased primarily due to the inclusion of SG&A expenses from Audio International, which was acquired in 1997, and R&D expenses of $.3 million.

   OPERATING PROFIT. Operating profit increased $1.3 million, or 54.1%, to $3.7 million for the three months ended March 31, 1998 from $2.4 million for the three months ended March 31, 1997. Operating profit as a percent of revenues increased to 12.8% for the three months ended March 31, 1998 from 9.3% for the three months ended March 31, 1997. The increase in operating income resulted from the factors described above.

   INTEREST EXPENSE. Interest expense decreased $.8 million, or 50.6%, to $.8 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997. This decrease resulted from the completion of the IPO on April 16, 1997 and the repayment of a substantial portion of the Company's debt with the proceeds, offset by the increase in debt to finance the purchase of Audio International, which was acquired on November 14, 1997.

   PROVISION FOR INCOME TAXES. During the three months ended March 31, 1998, the Company reduced its deferred tax asset valuation allowance by $.1 million to reflect the book benefit of federal net operating loss carryforwards not previously recognized.

   NET INCOME. The net income increased $1.1 million to $1.7 million for the three months ended March 31, 1998 from $.6 million for the three months ended March 31, 1997. The increase is a result of the factors described above.

   NET INCOME APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $1.4 million to $1.7 million for the three months ended March 31, 1998 from $.2 million for the three months ended March 31, 1997. The increase resulted from the factors described above and from a $.4 million decrease in cumulative preferred stock dividends attributable to the preferred stock that was converted into common stock as part of the Recapitalization concurrent with the Company's IPO in April 1997.

   PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $.3 million to $1.7 million for the three months ended March 31, 1998 from a pro forma $1.4 million for the three months ended March 31, 1997 as a result of the factors described above.

   BOOKINGS. Bookings increased $.9 million or 1.5%, to $28.2 million for the three months ended March 31, 1998 compared to $27.3 million for the same period in 1997. Backlog increased $3.6 million, or 8.0% to $48.5 million for March 31, 1998 compared to $44.9 million for March 31, 1997.


                          LIQUIDITY AND CAPITAL RESOURCES

   For the three months ended March 31, 1998, the Company used cash from operating activities of $4.2 million. The Company used $7.4 million in cash for working capital. Accounts receivables increased $1.8 million for the three months ended March 31, 1998 due to higher sales, as average days outstanding remained essentially flat. Inventories increased by $2.3 million for the three months ended March 31, 1998 in support of anticipated sales growth in the second half of 1998. Accounts payable decreased slightly by $.1 million for the three months ended March 31, 1998.

   Capital expenditures of $.6 million were made during the three months ended March 31, 1998. Offsetting the capital expenditures was $.3 million of recovery of leasehold improvements. The Company anticipates capital expenditures of approximately $4.5 million in 1998.

   Net cash provided by financing activities was $5.3 million of the three months ended March 31, 1998. Cash increased $1.0 million for the three months ended March 31, 1998 due to the factors described above. In February 1998, the Credit Facility was amended to increase the revolving line of credit to $75 million from $60 million. On April 1, 1998, the Company sold approximately 2.2 million shares of common stock for $17 per share. Net proceeds from the offering of $35.5 million were used to repay amounts due under the Company's Credit Facility. The Company believes that the current levels of working capital and amounts available under its Credit Facility will enable it to meet its foreseeable short-term and long-term liquidity requirements.


                             FORWARD-LOOKING STATEMENTS

   Management's discussion and analysis of financial condition and results of operations that are not historical facts are forward-looking statements. Such forward-looking statements in this document are made pursuant to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain risks and uncertainties that may affect the actual results of any forward-looking information contained herein, refer to the section entitled "Risk Factors" included in Item 1, "Description of Business," in the Company's Form 10-K for the year ended December 31, 1997.

                            PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

PRESIDENT AND CHIEF OPERATING OFFICER APPOINTED

   In April 1998, the Company appointed Charles H. Becker as its President and Chief Operating Officer responsible for all of the Company's operating subsidiaries.

   Mr. Becker has been the Company's Group Vice President of Components since December 1996, and President of Tri-Star Electronics International, Inc., a wholly owned subsidiary of the Company, since December 1994. Prior to joining the Company, Mr. Becker was President of the Interconnect Systems Division of Microdot, Inc. from 1984 to 1994.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          20.1    Final Prospectus of the Company dated April 2, 1998 *
          27      Financial Data Schedule *

          --------------
          * Filed herewith


     b.   Reports on Form 8-K

          There were no reports filed on Form 8-K for the three months ended March 31, 1998.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECRANE AIRCRAFT HOLDINGS, INC.
                                                     (Registrant)



May 13, 1998                               By:  /s/ ROBERT A. RANKIN
                                                ------------------------------
                                                Name:   Robert A. Rankin
                                                Title:  Chief Financial Officer
                                                        and Secretary