Form 10-Q
period 1998-06-30
DECRANE AIRCRAFT HOLDINGS INC
filed 1998-08-11
CIK 880765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                            ------------------------

                                (NOT APPLICABLE)

(Former address and telephone number of principal executive offices, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of July 31, 1998 was 7,524,740 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DECRANE AIRCRAFT HOLDINGS, INC.
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
                                              PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997............................           1

           Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and
             1997...........................................................................................           2

           Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1998...........           3

           Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997............           4

           Condensed Notes to Consolidated Financial Statements.............................................           5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............          11

                                               PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS................................................................................          15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................          15

ITEM 5.    OTHER INFORMATION................................................................................          15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits.........................................................................................          16

           Reports on Form 8-K..............................................................................          16

ITEM 1. FINANCIAL STATEMENTS

                  DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           JUNE 30,     DECEMBER 31,
                                             1998           1997
                                          -----------   ------------
                                          (UNAUDITED)
                               ASSETS
Current assets
  Cash and cash equivalents.............   $  2,337       $    206
  Accounts receivable, net..............     25,857         18,152
  Inventories...........................     35,109         25,976
  Income taxes refundable...............      4,368         --
  Prepaid expenses and other current
    assets..............................      2,875            782
                                          -----------   ------------
    Total current assets................     70,546         45,116
Property and equipment, net.............     23,815         14,054
Other assets, principally intangibles,
  net...................................    101,248         39,967
                                          -----------   ------------
      Total assets......................   $195,609       $ 99,137
                                          -----------   ------------
                                          -----------   ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings.................   $     90       $    568
  Current portion of long-term
    obligations.........................        857            858
  Accounts payable......................      8,157          8,032
  Accrued expenses......................     11,597          6,911
  Income taxes payable..................      3,175          3,975
                                          -----------   ------------
    Total current liabilities...........     23,876         20,344
                                          -----------   ------------
Long-term liabilities
  Long-term obligations.................     93,027         37,412
  Other long-term liabilities...........        523             96
  Deferred income taxes.................        521          1,758
                                          -----------   ------------
    Total long-term liabilities.........     94,071         39,266
                                          -----------   ------------

Commitments and contingencies...........     --             --

Stockholders' equity
  Undesignated preferred stock, $.01 par
    value, 10,000,000 shares authorized;
    none issued and outstanding.........     --             --
  Common stock, $.01 par value,
    9,924,950 shares authorized;
    7,524,740 and 5,318,563 shares
    issued and outstanding as of June
    30, 1998 and December 31, 1997,
    respectively........................         75             53
  Additional paid-in capital............     85,928         51,057
  Accumulated deficit...................     (8,084)       (11,444)
  Accumulated other comprehensive income
    (deficit)...........................       (257)          (139)
                                          -----------   ------------
    Total stockholders' equity..........     77,662         39,527
                                          -----------   ------------
      Total liabilities and
        stockholders' equity............   $195,609       $ 99,137
                                          -----------   ------------
                                          -----------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                                                                         SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                          -------------------------   -----------------------
                                             1998          1997          1998         1997
                                          -----------   -----------   ----------   ----------
                                                 (UNAUDITED)                (UNAUDITED)
Revenues................................  $    29,854   $    28,130   $   58,982   $   54,248
Cost of sales...........................       20,134        20,916       40,275       41,023
                                          -----------   -----------   ----------   ----------
    Gross profit........................        9,720         7,214       18,707       13,225
                                          -----------   -----------   ----------   ----------
Operating expenses
  Selling, general and administrative
    expenses............................        5,302         3,838       10,181        7,222
  Amortization of intangible assets.....          382           203          761          410
                                          -----------   -----------   ----------   ----------
    Total operating expenses............        5,684         4,041       10,942        7,632
                                          -----------   -----------   ----------   ----------
Income from operations..................        4,036         3,173        7,765        5,593
Other expenses (income)
  Interest expense......................          383           692        1,169        2,284
  Terminated debt offering expenses.....          600       --               600       --
  Other expenses (income)...............          (41)          132          (70)          14
  Minority interest.....................           28            24           40           55
                                          -----------   -----------   ----------   ----------
Income before provision for income taxes
  and extraordinary item................        3,066         2,325        6,026        3,240
Provision for income taxes..............        1,394           871        2,666        1,157
                                          -----------   -----------   ----------   ----------
Income before extraordinary item........        1,672         1,454        3,360        2,083
Extraordinary loss from debt
  refinancing, net of income tax
  benefit...............................      --              2,078       --            2,078
                                          -----------   -----------   ----------   ----------
Net income (loss).......................        1,672          (624)       3,360            5
Adjustment to redemption value of
  mandatorily redeemable common stock
  warrants..............................      --             (2,203)      --           (2,203)
Cumulative convertible preferred stock
  dividends.............................      --                (62)      --             (442)
                                          -----------   -----------   ----------   ----------
Net income (loss) applicable to common
  stockholders..........................  $     1,672   $    (2,889)  $    3,360   $   (2,640)
                                          -----------   -----------   ----------   ----------
                                          -----------   -----------   ----------   ----------
Income per common share
  Basic
    Income (loss) before extraordinary
      item..............................  $       .23   $      (.18)  $      .53   $     (.25)
    Extraordinary loss from debt
      refinancing.......................      --               (.47)      --             (.91)
                                          -----------   -----------   ----------   ----------
    Net income (loss)...................  $       .23   $      (.65)  $      .53   $    (1.16)
                                          -----------   -----------   ----------   ----------
                                          -----------   -----------   ----------   ----------
  Diluted
    Income (loss) before extraordinary
      item..............................  $       .22   $      (.18)  $      .50   $     (.25)
    Extraordinary loss from debt
      refinancing.......................      --               (.47)      --             (.91)
                                          -----------   -----------   ----------   ----------
    Net income (loss)...................  $       .22   $      (.65)  $      .50   $    (1.16)
                                          -----------   -----------   ----------   ----------
                                          -----------   -----------   ----------   ----------
  Weighted average number of common and
    dilutive common equivalent shares
    outstanding
    Basic...............................        7,421         4,442        6,376        2,276
    Diluted.............................        7,734         4,442        6,687        2,276
Pro forma for the Recapitalization, as
  adjusted for the Initial Public
  Offering
  Income applicable to common
    stockholders........................  $     1,672   $     1,568   $    3,360   $    2,983
  Income per common share
    Basic...............................  $       .23   $       .30   $      .53   $      .56
    Diluted.............................  $       .22   $       .28   $      .50   $      .53
Weighted average number of common and
  dilutive common equivalent shares
  outstanding
  Basic.................................        7,421         5,302        6,376        5,302
  Diluted...............................        7,734         5,576        6,687        5,576

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     PREFERRED STOCK             COMMON STOCK
                                --------------------------  ----------------------  ADDITIONAL                 ACCUMULATED OTHER
                                  NUMBER OF                 NUMBER OF                 PAID-IN    ACCUMULATED     COMPREHENSIVE
                                   SHARES        AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT     INCOME (DEFICIT)
                                -------------  -----------  ---------  -----------  -----------  ------------  -----------------
Balance, December 31, 1997....       --         $  --       5,318,563   $      53    $  51,057    $  (11,444)      $    (139)
Comprehensive income
  Net income (Unaudited)......       --            --          --          --           --             3,360          --
  Translation adjustment
    (Unaudited)...............       --            --          --          --           --            --                (118)
Stock option compensation
  expense (Unaudited).........       --            --          --          --               78        --              --
Sale of common stock
  (Unaudited).................       --            --       2,206,177          22       34,793        --              --
                                        ---         -----   ---------         ---   -----------  ------------          -----
Balance, June 30, 1998
  (Unaudited).................       --         $  --       7,524,740   $      75    $  85,928    $   (8,084)      $    (257)
                                        ---         -----   ---------         ---   -----------  ------------          -----
                                        ---         -----   ---------         ---   -----------  ------------          -----


                                  TOTAL
                                ---------
Balance, December 31, 1997....  $  39,527
                                ---------
Comprehensive income
  Net income (Unaudited)......      3,360
  Translation adjustment
    (Unaudited)...............       (118)
                                ---------
                                    3,242
Stock option compensation
  expense (Unaudited).........         78
Sale of common stock
  (Unaudited).................     34,815
                                ---------
Balance, June 30, 1998
  (Unaudited).................  $  77,662
                                ---------
                                ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Cash flows from operating activities
  Net income..............................................................................  $    3,360  $        5
  Adjustments to reconcile net income to net cash (used for) provided by operating activities
    Depreciation and amortization.........................................................       2,966       2,656
    Extraordinary loss from debt refinancing..............................................      --           2,078
    Deferred income taxes.................................................................      (1,219)        439
    Unrealized (gain) loss on forward foreign exchange contracts..........................         (71)        302
    Other, net............................................................................         (88)         55
    Changes in assets and liabilities
      Accounts receivable.................................................................      (2,154)       (946)
      Inventories.........................................................................      (3,058)     (2,265)
      Prepaid expenses and other assets...................................................        (643)        368
      Accounts payable....................................................................      (1,451)      1,278
      Accrued expenses....................................................................       2,316        (940)
      Income taxes payable................................................................        (778)        (62)
                                                                                            ----------  ----------
        Net cash (used for) provided by operating activities..............................        (820)      2,968
                                                                                            ----------  ----------
Cash flows from investing activities
  Purchase of stock of Avtech Corporation, net of cash acquired...........................     (83,599)     --
  Purchase of net assets of Dettmers Industries Inc., net of cash acquired................      (2,145)     --
  Capital expenditures....................................................................      (1,102)     (2,253)
  Other, net..............................................................................         175      --
                                                                                            ----------  ----------
        Net cash used for investing activities............................................     (86,671)     (2,253)
                                                                                            ----------  ----------

Cash flows from financing activities
  Sale of common stock and application of the net proceeds
    Net proceeds from the sale of common stock............................................      34,815      29,220
    Net borrowings (repayments) under senior credit facility..............................     (34,815)     12,334
    Repayment of debt.....................................................................      --         (42,160)
  Revolving line of credit borrowings to finance acquisitions.............................      85,744      --
  Net borrowings under revolving line of credit agreements................................       5,358       1,879
  Principal payments on capitalized lease and other long-term obligations.................      (1,156)     (1,048)
  Promissory note principal payments......................................................      --            (956)
  Payment of deferred financing costs.....................................................        (311)     --
  Other, net..............................................................................         (18)         31
                                                                                            ----------  ----------
        Net cash provided by (used for) financing activities..............................      89,617        (700)
                                                                                            ----------  ----------
Effect of foreign currency translation on cash............................................           5         (34)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................       2,131         (19)
Cash and cash equivalents at beginning of period..........................................         206         320
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    2,337  $      301
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--CONSOLIDATED FINANCIAL STATEMENTS

    The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

    The consolidated financial information as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. Certain reclassifications have been made to prior periods' financial information to conform to the 1998 presentation.

NOTE 2--SALE OF COMMON STOCK

    In April 1998, the Company sold 2,206,177 shares of common stock for $17.00 per share ("Follow-On Equity Offering"). Net proceeds from the Follow-On Equity Offering of $34,815,000 were used to partially repay borrowings outstanding under the Company's senior credit facility.

NOTE 3--INCOME PER COMMON SHARE

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

    Income per common share ("EPS") has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which became effective after December 15, 1997; all periods prior thereto have been restated to conform with the provisions of this statement.

    The following table provides a reconciliation of both income and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--INCOME PER COMMON SHARE (CONTINUED) outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares. All amounts are in thousands, except per share data, and are unaudited.

                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------  ---------------------------------
                                                                           1997                               1997
                                                                  ----------------------             ----------------------
                                                         1998     AS REPORTED  PRO FORMA    1998     AS REPORTED  PRO FORMA
                                                       ---------  -----------  ---------  ---------  -----------  ---------
Income (loss) applicable to common shares-- Numerator
  Before extraordinary item..........................  $   1,672   $   1,454   $   1,568  $   3,360   $   2,083   $   2,983
  Adjustment to redeemable warrant redemption
    value............................................     --          (2,203)     --         --          (2,203)     --
  Preferred stock dividends..........................     --             (62)     --         --            (442)     --
                                                       ---------  -----------  ---------  ---------  -----------  ---------
    Income (loss) applicable to common shares
      (basic)........................................      1,672        (811)      1,568      3,360        (562)      2,983

  Cumulative convertible preferred stock dividends...     --          --          --         --          --          --
                                                       ---------  -----------  ---------  ---------  -----------  ---------
    Income (loss) applicable to common shares
      (diluted)......................................  $   1,672   $    (811)  $   1,568  $   3,360   $    (562)  $   2,983
                                                       ---------  -----------  ---------  ---------  -----------  ---------
                                                       ---------  -----------  ---------  ---------  -----------  ---------
Shares--Denominator
  Weighted average common shares outstanding
    (basic)..........................................      7,421       4,442       5,302      6,376       2,276       5,302
  Add dilutive effect of
    Preferred stock outstanding prior to
      conversion.....................................     --             320      --         --           1,126      --
    Common stock options.............................        313         274         274        311         274         274
    Warrants outstanding prior to cancellation,
      conversion or exercise.........................     --             198          71     --             445          71
  Less antidilutive effect of potential common
    shares...........................................     --            (792)        (71)    --          (1,845)        (71)
                                                       ---------  -----------  ---------  ---------  -----------  ---------
    Weighted average common shares outstanding
      (diluted)......................................      7,734       4,442       5,576      6,687       2,276       5,576
                                                       ---------  -----------  ---------  ---------  -----------  ---------
                                                       ---------  -----------  ---------  ---------  -----------  ---------
EPS--Income (loss) before extraordinary item
  Basic..............................................  $     .23   $    (.18)  $     .30  $     .53   $    (.25)  $     .56
  Diluted............................................  $     .22   $    (.18)  $     .28  $     .50   $    (.25)  $     .53

    Pro forma for the Recapitalization and IPO assumes each occurred on January 1, 1997. Therefore, pro forma income per common share is computed using pro forma income before adjustment to redemption value of redeemable warrants and preferred stock dividends. Pro forma income also reflects the sale by the Company of 2,700,000 shares of common stock in the IPO and the application of the net proceeds therefrom.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--ACQUISITIONS

AVTECH

    On June 26, 1998, the Company purchased substantially all of the common stock of Avtech Corporation ("Avtech"). Avtech is a manufacturer of avionics components and an avionics systems integrator for the commercial and high-end corporate jet aircraft industries.

    The total purchase price was $84,693,000 in cash at closing, including an estimated $1,250,000 of acquisition related costs. The acquisition was financed with borrowings under the Company's senior credit facility. The acquisition was accounted for as a purchase and the $57,911,000 difference between the purchase price and the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 30 years.

    The consolidated balance sheet as of June 30, 1998 reflects the Avtech assets and liabilities acquired and the consolidated results of operations include the operating results of Avtech subsequent to June 25, 1998.

DETTMERS

    On June 30, 1998, the Company purchased certain assets, subject to certain liabilities assumed, of Dettmers Industries Inc. ("Dettmers"). Dettmers is a manufacturer of seats for high-end corporate jet aircraft.

    The total purchase price was $2,314,000 in cash at closing, including an estimated $141,000 of acquisition related costs, plus contingent consideration aggregating a maximum $2,000,000 payable over four years based on future attainment of defined performance criteria during each of the years in the four-year period ending December 31, 2002. The acquisition was financed with borrowings under the Company's senior credit facility. The acquisition was accounted for as a purchase and the $2,068,000 difference between the purchase price, excluding contingent consideration, and the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 30 years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial 30-year term.

    The consolidated balance sheet as of June 30, 1998 reflects the Dettmers assets and liabilities acquired and the consolidated results of operations include the operating results of Dettmers subsequent to June 29, 1998.

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS, RECAPITALIZATION, IPO AND
  FOLLOW-ON EQUITY OFFERING

    Unaudited pro forma consolidated results of operations are presented in the table below for the year ended December 31, 1997 and the six months ended June 30, 1997 and 1998. For all periods presented, the results of operations are pro forma for the Recapitalization, the IPO, the Follow-On Equity Offering (Note 2), and the application of the net proceeds therefrom. For the year ended December 31, 1997 and six months ended June 30, 1997, the results are also pro forma as if the Avtech and Dettmers acquisitions, and the Audio International acquisition (which occured on November 14, 1997), were consummated on January 1, 1997. For the six months ended June 30, 1998, the results are pro forma as if the Avtech and

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--ACQUISITIONS (CONTINUED)
Dettmers acquisitions were consummated on January 1, 1997. Amounts are in thousands, except per share data.

                                                                                           PRO FORMA
                                                                               ----------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                YEAR ENDED         JUNE 30,
                                                                               DECEMBER 31,  --------------------
                                                                                   1997        1998       1997
                                                                               ------------  ---------  ---------
Revenues.....................................................................   $  160,054   $  81,846  $  79,590
Income before extraordinary item.............................................        5,279       4,356      2,877
Income applicable to common stockholders, before extraordinary item..........        5,279       4,356      2,877
Pro forma income per common share, before extraordinary item
  Basic......................................................................   $      .70   $     .58  $     .38
  Diluted....................................................................          .68         .56        .37
Pro forma weighted average number of common shares outstanding
  Basic......................................................................        7,510       7,525      7,509
  Diluted....................................................................        7,812       7,836      7,782

    The above information reflects adjustments for depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company. In 1997, income excludes the effect of a $2,078,000 extraordinary loss incurred in connection with the Company's debt refinancing.

NOTE 5--INVENTORIES

    Inventories are comprised of the following (amounts in thousands):

                                                         DECEMBER 31,
                                                             1997
                                            JUNE 30,     ------------
                                              1998
                                          ------------
                                          (UNAUDITED)
Raw material............................    $21,440        $14,224
Work-in process.........................      5,072          4,655
Finished goods..........................      8,597          7,097
                                          ------------   ------------
    Total inventories...................    $35,109        $25,976
                                          ------------   ------------
                                          ------------   ------------

NOTE 6--LONG-TERM OBLIGATIONS; SENIOR CREDIT FACILITY

    In April 1998, the Company used the net proceeds from the Follow-On Equity Offering to partially repay borrowings outstanding under the Senior Credit Facility. In May 1998, the Senior Credit Facility was amended to provide for a $105 million revolving line of credit. The revolving line of credit is subject to automatic reductions of up to $45 million upon the incurrence of additional indebtedness permitted under the loan plus $500,000 per month from October 31, 1998 through May 31, 1999 and $1 million per month thereafter. The maximum interest rate margins were increased 0.25% to 1.00% above the prime rate or 2.25% above the IBOR rate and the maximum commitment fee was increased to 0.425% on the unused portion of the Senior Credit Facility. In June 1998, the Company borrowed funds under the Senior Credit Facility to finance the Avtech and Dettmers acquisitions.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--INCOME TAXES

    During the three months and six months ended June 30, 1998, the Company reduced its deferred tax asset valuation allowance by $68,000 and $115,000, respectively, to reflect the book benefit of federal net operating loss carryforwards not previously recognized. Approximately $2,205,000 of the Company's loss carryforwards remained at June 30, 1998 for federal income tax purposes. No benefit for the remaining loss carryforwards has been recognized in the consolidated financial statements.

NOTE 8--COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss and the change in the foreign currency translation adjustment during a period. The Company adopted SFAS 130 for the year ending December 31, 1998 and has reclassified earlier periods to reflect application of the statement.

NOTE 9--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS 133 for its fiscal year beginning January 1, 2000. Management believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 10--DEFINITIVE MERGER AGREEMENT; TENDER OFFER

    On July 17, 1998, the Company announced that it had signed a definitive merger agreement (the "Merger Agreement") with an affiliate of DLJ Merchant Banking Partners II, which contemplates a cash tender offer by the affiliate for all of the shares of common stock of the Company at $23.00 per share. As a result of the pending tender offer, the Company terminated a debt offering and recorded a $600,000 pre-tax charge as of June 30, 1998 for the estimated costs incurred.

    On July 21, 1998, TAAM Associates, Inc. commenced an action in Delaware Chancery Court on behalf of a purported class of stockholders of the Company against the Company, its directors, Donaldson, Lufkin & Jenrette, Inc. and certain of its affiliates, alleging, among other things, that the directors had breached their fiduciary duties by entering into the Merger Agreement without engaging in an auction or "active market check" and, therefore, did not adequately inform themselves in agreeing to terms that are unfair and inadequate from the standpoint of the Company's stockholders. On July 24, 1998, the plaintiffs amended the complaint by repeating the allegations in the initial complaint and adding allegations that: (i) the Company's Solicitation/Recommendation Statement of Schedule 14D-9 (the "14D-9") contained material misstatements or omissions including: (a) inadequate disclosure of any future equity participation by management after the transaction is consummated;
(b) no disclosure of any efforts to shop the Company; (c) incomplete financial information and projections; and (d) incomplete disclosure of the basis

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10--DEFINITIVE MERGER AGREEMENT; TENDER OFFER (CONTINUED) for the fairness opinion delivered by the Company's financial advisor; (ii) the termination fees are unreasonable; and (iii) the directors who approved the Merger Agreement had conflicts of interest. The complaint seeks a preliminary and permanent injunction barring defendants from proceeding with the transaction or, if the transaction is consummated, an order rescinding it or awarding damages, together with interest, and an award of attorneys' fees and litigation expenses. The Company believes the action is without merit.

    The Company expects to incur various expenses estimated to range between $1.5 million and $2.0 million (pre-tax) if the tender offer and acquisition are consummated. Under certain circumstances, the Company may incur an additional $6.9 million (pre-tax) of fees if the Company terminates the tender offer and proposed acquisition. While the exact timing, nature and amount of these expenses are subject to change, the Company anticipates a one-time pre-tax charge will be recorded in the quarter in which the tender offer is either consummated or terminated, possibly resulting in a net loss for such quarter.

NOTE 11--LITIGATION

    On August 5, 1998, the Company and its chief executive officer were served in an action filed in state court in California by the Company's chief financial officer and secretary claiming that he is due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith. The action seeks not less than $1.5 million plus punitive damages and costs. The action is in the early stages of development and discovery has not yet been conducted; the Company intends to vigorously defend against the claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    REVENUES. Revenues increased $1.7 million, or 6.1%, to $29.8 million for the three months ended June 30, 1998 from $28.1 million for the three months ended June 30, 1997. Revenues increased primarily due to the inclusion of $4.3 million of revenues from Audio International, Inc. which was acquired on November 14, 1997. This sales increase was somewhat offset by the sales decrease to Boeing of $0.7 million, which management believes is related primarily to Boeing's production problems, and the sales decrease of $0.8 million to Matsushita.

    GROSS PROFIT. Gross profit increased $2.5 million, or 34.7%, to $9.7 million for the three months ended June 30, 1998 from $7.2 million for the three months ended June 30, 1997. Gross profit as a percentage of revenues increased to 32.6% for the three months ended June 30, 1998 from 25.6% for the three months ended June 30, 1997. This increase was attributable to an improvement in gross profit as a percentage of revenues from increased sales of higher margin product and lower material costs, as well as $0.8 million realized on the bulk sale of certain inventory items.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1.5 million, or 38.1%, to $5.3 million for the three months ended June 30, 1998 from $3.8 million for the three months ended June 30, 1997. SG&A expenses as a percentage of revenues increased to 17.8% for the three months ended June 30, 1998 from 13.6% for the three months ended June 30, 1997. SG&A expenses increased primarily due to the inclusion of SG&A expenses from Audio International, Inc. which was acquired on November 14, 1997.

    INTEREST EXPENSE. Interest expense decreased $0.3 million, or 44.7%, to $0.4 million for the three months ended June 30, 1998 from $0.7 million for the three months ended June 30, 1997. The decrease resulted from the repayment of a substantial portion of the Company's debt with the net proceeds from the Follow-On Equity Offering in April 1998.

    OTHER EXPENSE, NET. Other expenses, not including interest, increased $0.4 million to $0.6 million for the three months ended June 30, 1998. The primary reason for the increase was the inclusion of costs associated with the terminated debt offering.

    PROVISION FOR INCOME TAXES. During the three months ended June 30, 1998, the Company increased its provision for income taxes by $0.5 million primarily due to higher income before taxes, net of a reduction in its deferred tax valuation allowance of $0.1 million to reflect the book benefit of federal net operating loss carryforwards not previously recognized. Approximately $2.2 million of the net operating loss carryforwards are available at June 30, 1998 for federal income tax purposes.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING. During the three months ended June 30, 1998, the Company did not have any extraordinary charges. During the three months ended June 30, 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the net proceeds from its initial public offering. The extraordinary charge is comprised of: (i) a $1.9 million write-off of deferred financing costs; (ii) a $1.2 million write-off of unamortized original issued discounts; (iii) a $0.3 million charge for a prepayment penalty and expenses; and (iv) a $0.1 million write-off of the unamortized portion of an interest rate cap agreement.

    NET INCOME (LOSS). Net income increased $2.3 million to $1.7 million for the three months ended June 30, 1998 from a net loss of $0.6 million for the three months ended June 30, 1997. The increase is a result of the factors described above.

    NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $4.6 million to $1.7 million for the three months ended June 30, 1998 from a net loss applicable to common stockholders of $2.9 million for the three months ended June 30, 1997. The increase resulted from the factors described above, as well as the absence of the $2.2 million increase in the redemption value of mandatorily redeemable common stock warrants during the three months ended June 30, 1997.

    PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $0.1 million to $1.7 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997 as a result of the factors described above. Pro forma income, as adjusted, reflects the Recapitalization and the IPO and the application of the net proceeds therefrom, as if each had occurred as of January 1, 1997 (Note 3). The pro forma results exclude an extraordinary charge incurred in April 1997 as a result of the repayment of debt with the net offering proceeds.

    BOOKINGS AND BACKLOG. Bookings increased $4.8 million, or 14.9%, to $33.1 million for the three months ended June 30, 1998 compared to $28.3 million for the same period in 1997. The increase in bookings for 1998 includes $4.4 million attributable to Audio International, Inc., which was acquired in November 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    REVENUES. Revenues increased $4.7 million, or 8.7%, to $59.0 million for the six months ended June 30, 1998 from $54.3 million for the six months ended June 30, 1997. Revenues increased primarily due to the inclusion of $9.0 million of revenues from Audio International, Inc. which was acquired on November 14, 1997. This revenue increase was partially offset by a decrease in sales to Boeing of $2.6 million, which management believes was primarily related to Boeing's production difficulties, and a decrease in sales to Matsushita of $2.2 million.

    GROSS PROFIT. Gross profit increased $5.5 million, or 41.5%, to $18.7 million for the six months ended June 30, 1998 from $13.2 million for the six months ended June 30, 1997. Gross profit as a percentage of revenues increased to 31.7% for the six months ended June 30, 1998 from 24.4% for the six months ended June 30, 1997. The increase in gross profit was attributable to increased sales of higher margin products and lower material costs, as well as $0.8 million realized on the bulk sale of certain inventory items.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $3.0 million, or 41.0%, to $10.2 million for the six months ended June 30, 1998 from $7.2 million for the six months ended June 30, 1997. SG&A expenses as a percentage of revenues increased to 17.3% for the six months ended June 30, 1998 from 13.3% for the six months ended June 30, 1997. SG&A expenses increased primarily due to the inclusion of SG&A expenses from Audio International, Inc. which was acquired on November 14, 1997.

    OPERATING INCOME. Operating income increased $2.2 million to $7.8 million for the six months ended June 30, 1998 from $5.6 million for the six months ended June 30, 1997. Operating income as a percentage of revenues increased to 13.2% for the six months ended June 30, 1998 from 10.3% for the six months ended June 30, 1997. The increase in operating income resulted from the factors described above.

    INTEREST EXPENSE. Interest expense decreased $1.1 million, or 48.8%, to $1.2 million for the six months ended June 30, 1998 from $2.3 million for the six months ended June 30, 1997. The decrease resulted from the repayment of a substantial portion of the Company's debt with the net proceeds from the Follow-On Equity Offering in April 1998.

    OTHER EXPENSE, NET. Other expense, not including interest expense, increased $0.5 million to $0.6 million during the six months ended June 30, 1998. The primary reason for the increase was the inclusion of costs associated with the terminated debt offering.

    PROVISION FOR INCOME TAXES. During the six months ended June 30, 1998, the Company increased its provision for income taxes by $1.5 million primarily due to higher income before taxes, net of a reduction in its deferred tax valuation allowance of $0.1 million to reflect the book benefit of federal net operating loss carryforwards not previously recognized. Approximately $2.2 million of the net operating loss carryforwards are available at June 30, 1998 for federal income tax purposes.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING. During the six months ended June 30, 1998, the Company did not have any extraordinary charges. During the six months ended June 30, 1997, the Company incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of refinancing the Company's debt with the proceeds from its initial public offering.

    NET INCOME. Net income increased $3.4 million to $3.4 million for the six months ended June 30, 1998 from a nominal net income for the six months ended June 30, 1997. The increase is a result of the factors described above.

    NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS. Net income applicable to common stockholders increased $6.0 million to $3.4 million for the six months ended June 30, 1998 from a net loss applicable to common stockholders of $2.6 million for the six months ended June 30, 1997. The increase resulted from the factors described above, as well as the absence of the $2.2 million increase in the redemption value of mandatorily redeemable common stock warrants during the six months ended June 30, 1997.

    PRO FORMA INCOME, AS ADJUSTED. Pro forma income, as adjusted before extraordinary item, increased $0.4 million to $3.4 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997 as a result of the factors described above. Pro forma income, as adjusted, reflects the Recapitalization and the IPO and the application of the net proceeds therefrom, as if each had occurred as of January 1, 1997 (Note 3). The pro forma results exclude an extraordinary charge incurred in April 1997 as a result of the repayment of debt with the net offering proceeds.

    BOOKINGS AND BACKLOG. Bookings increased $6.1 million, or 11.0%, to $61.8 million for the six months ended June 30, 1998 compared to $55.7 million for the same period in 1997. The increase in bookings for 1998 includes $9.4 million attributable to Audio International Inc., which was acquired in November 1997. As of June 30, 1998, the Company had a sales order backlog of $84.5 million which includes $31.4 million from Avtech Corporation, compared to $49.0 million as of December 31, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1998, the Company used cash for operating activities of $0.8 million. The Company used $5.8 million in cash for working capital. The Company's accounts receivable consist of trade receivables and unbilled receivables, which are recognized pursuant to the percentage of completion method of accounting for long-term contracts. Accounts receivable increased $2.2 million for the six months ended June 30, 1998 due to higher sales. Inventories increased by $3.1 million for the six months ended June 30, 1998, primarily in anticipation of higher sales during the remainder of 1998. Accounts payable decreased by $1.5 million for the six months ended June 30, 1998, primarily as a result of a change to a new gold supplier that offered substantial discounts for prompter payment.

    Net cash used in investing activities was $86.7 million during the six months ended June 30, 1998. Of this amount, $83.6 was used for the Avtech acquisition and $2.1 million for the Dettmers acquisition (both net of cash acquired). The total purchase price for the Dettmers acquisition included additional contingent consideration with a maximum of $2.0 million payable between 1999 and 2002.

    Capital expenditures of $1.1 million were made during the six months ended June 30, 1998. The Company anticipates total capital expenditures of approximately $4.5 million in 1998.

    Net cash provided by financing activities was $89.6 million for the six months ended June 30, 1998. On April 1, 1998, the Company completed the Follow-On Equity Offering and sold 2,206,117 shares of common stock for $17.00 per share. Net proceeds from the Follow-On Equity Offering totaled $34.8 million. The Company also increased its borrowings under its revolving line of credit by $85.7 million for the six months ended June 30, 1998 to finance the acquisitions of Avtech Corporation and Dettmers Industries Inc. on June 26, 1998 and June 30, 1998, respectively.

    Cash increased $2.1 million for the six months ended June 30, 1998 due to the factors described above. In May 1998, the Company amended its existing Credit Facility, which expires in 2002, to further increase the revolving line to $105.0 million. The amendment was subject to the fulfillment of certain conditions, including the consummation of the Avtech acquisition, with mandatory reductions of up to $45.0 million from the proceeds of certain indebtedness, and automatic reductions on the last day of each month in the monthly amount of $0.5 million from October 31, 1998 through May 31, 1999 and $1.0 million thereafter (See Note 6 to the consolidated financial statements). Availability under the Credit Facility was $12.2 million and working capital aggregated $46.7 million as of June 30, 1998. The Company believes that the current levels of working capital and amounts available under the Credit Facility will enable it to meet its foreseeable short-term and long-term liquidity requirements.

  ANTICIPATED CHARGE FOR DEFINITIVE MERGER AGREEMENT AND TENDER OFFER FEES AND
                                    EXPENSES

    The Company expects to incur various expenses estimated to range between $1.5 million and $2.0 million (pre-tax) if the tender offer and acquisition are consummated (See Note 10 to the consolidated financial statements). Under certain circumstances, the Company may incur an additional $6.9 million (pre-tax) of fees if the Company terminates the tender offer and proposed acquisition. While the exact timing, nature and amount of these expenses are subject to change, the Company anticipates a one-time pre-tax charge will be recorded in the quarter in which the tender offer is either consummated or terminated, possibly resulting in a net loss for such quarter. The Company believes the fees and expenses will not have a significant adverse effect on its liquidity or working capital.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 5, 1998, the Company and R. Jack DeCrane, its Chief Executive Officer, were served in an action filed in state court in California by Robert
A. Rankin claiming that he is due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith. The action seeks not less than $1.5 million plus punitive damages and costs. The action is in the early stages of development and discovery has not yet been conducted; the Company intends to vigorously defend against the claim. Mr. Rankin has been placed on administrative leave with pay. The Company's board of directors has appointed John R. Hinson, the Company's Vice President of Planning & Business Development, as the interim Chief Financial Officer and acting Secretary of the Company.

    On July 21, 1998, TAAM Associates, Inc. commenced an action in Delaware Chancery Court on behalf of a purported class of stock holders of the Company against the Company, its directors, Donaldson, Lufkin & Jenrette, Inc., and certain of its affiliates, alleging, among other things, that the directors had breached their fiduciary duties in connection with entering into the Merger Agreement described in Item 5, "Other Information," below. See Item 5 for a description of the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 17, 1998 the Company held its annual meeting of stockholders. R. G. MacDonald and Mitchell I. Quain, incumbent members of the board of directors, were re-elected as Class I directors for a term of three years (or until their respective successors are duly elected and qualified). The terms of office of each of the remaining directors, James R. Bergman, Paul H. Cascio, R. Jack DeCrane and Jonathan A. Sweemer, continued after the meeting. A total of 5,422,672 shares were voted at the meeting, in person or by proxy, as follows:

     ELECTION OF MR. MACDONALD              ELECTION OF MR. QUAIN
-----------------------------------  -----------------------------------
For                       5,412,572  For                       5,422,472
Withhold                     10,100  Withhold                        200
                         ----------                           ----------
Total                     5,422,672  Total                     5,422,672
                         ----------                           ----------
                         ----------                           ----------

    No other business was submitted to the stockholders for a vote at the annual meeting.

ITEM 5. OTHER INFORMATION

DEFINITIVE MERGER AGREEMENT; TENDER OFFER

    On July 17, 1998, the Company announced that it had signed a definitive merger agreement (the "Merger Agreement") with an affiliate of DLJ Merchant Banking Partners II, which contemplates a cash tender offer by the affiliate for all of the shares of common stock of the Company at $23.00 per share. As a result of the pending tender offer, the Company terminated a debt offering and recorded a $600,000 pre-tax charge as of June 30, 1998 for the estimated costs incurred.

    On July 21, 1998, TAAM Associates, Inc. commenced an action in Delaware Chancery Court on behalf of a purported class of stockholders of the Company against the Company, its directors, Donaldson, Lufkin & Jenrette, Inc. and certain of its affiliates, alleging, among other things, that the directors had breached their fiduciary duties by entering into the Merger Agreement without engaging in an auction or "active market check" and, therefore, did not adequately inform themselves in agreeing to terms that are unfair and inadequate from the standpoint of the Company's stockholders. On July 24, 1998, the plaintiffs amended the complaint by repeating the allegations in the initial complaint and adding allegations that:

(i) the Company's Solicitation/Recommendation Statement of Schedule 14D-9 (the "14D-9") contained material misstatements or omissions including: (a) inadequate disclosure of any future equity participation by management after the transaction is consummated; (b) no disclosure of any efforts to shop the Company; (c) incomplete financial information and projections; and (d) incomplete disclosure of the basis for the fairness opinion delivered by the Company's financial advisor; (ii) the termination fees are unreasonable; and
(iii) the directors who approved the Merger Agreement had conflicts of interest. The complaint seeks a preliminary and permanent injunction barring defendants from proceeding with the transaction or, if the transaction is consummated, an order rescinding it or awarding damages, together with interest, and an award of attorneys' fees and litigation expenses. The Company believes the action is without merit.

    The Company expects to incur various expenses estimated to range between $1.5 million and $2.0 million (pre-tax) in connection with the tender offer. Under certain circumstances, the Company may incur an additional $6.9 million (pre-tax) of fees if the Company terminates the tender offer and proposed acquisition. While the exact timing, nature and amount of these expenses are subject to change, the Company anticipates a one-time pre-tax charge will be recorded in the quarter in which the tender offer is either consummated or terminated, possibly resulting in a net loss for such quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

20.1       Final Prospectus of the Company dated April 2, 1998 (incorporated by reference to the Company's Form 10-Q filed May 14 1998, Registration No. 333-47457) *

27         Financial Data Schedule **

99.7       Solicitation/Recommendation Statement dated July 22, 1998 (incorporated by reference to the Company's Schedule 14D-9 filed July 22, 1998) *

------------------------

 *  Previously filed

**  Filed herewith

b.  Reports on Form 8-K

    On June 5, 1998, the Company filed a Form 8-K Current Report with respect to the signing of a definitive agreement to acquire Avtech Corporation.

    On July 10, 1998, the Company filed a Form 8-K Current Report with respect to its consummation of the acquisitions of Avtech Corporation and Dettmers Industries, Inc.

    On July 21, 1998, the Company filed a Form 8-K Current Report with respect to the Company signing a definitive merger agreement with an affiliate of DLJ Merchant Banking Partners II, which contemplates a cash tender offer by the affiliate for all of the shares of common stock of the Company at $23.00 per share.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DECRANE AIRCRAFT HOLDINGS, INC.
                                                 (Registrant)

August 11, 1998                 By:  /s/ JOHN R. HINSON
                                     -----------------------------------------
                                     Name: John R. Hinson
                                     Title: INTERIM CHIEF FINANCIAL OFFICER AND
                                           ACTING SECRETARY