Form 10-Q
period 1999-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 1999-05-28
CIK 880765

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ----------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                        Commission File Number 333-70365

                            ----------------------------

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

                            ----------------------------

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

     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of April 30, 1999 was 100 shares.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         DECRANE AIRCRAFT HOLDINGS, INC.
                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 .....................    1

              Consolidated Statements of Operations for the three months
                ended March 31, 1999 and 1998 ............................................................    2

              Consolidated Statements of Stockholder's Equity for the
                three months ended March 31, 1999 ........................................................    3

              Consolidated Statements of Cash Flows for the three months
                ended March 31, 1999 and 1998 ............................................................    4

              Condensed Notes to Consolidated Financial Statements .......................................    5


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................................................   13

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..................................   17


                           PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION ..........................................................................   18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits ...................................................................................   18

              Reports on Form 8-K ........................................................................   18


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            1999          1998
                                                                                        ------------  --------------
                                                                                         (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents .........................................................  $     2,775  $     3,518
   Accounts receivable, net ..........................................................       36,115       30,441
   Inventories .......................................................................       44,925       34,281
   Deferred income taxes .............................................................        4,428        4,300
   Prepaid expenses and other current assets..........................................        4,426        3,897
                                                                                        -----------  -----------
     Total current assets ............................................................       92,669       76,437

Property and equipment, net ..........................................................       34,026       28,160
Other assets, principally intangibles, net ...........................................      258,671      226,330
                                                                                        -----------  -----------
       Total assets ..................................................................  $   385,366  $   330,927
                                                                                        ===========  ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Short-term borrowings .............................................................  $       938  $       283
   Current portion of long-term obligations ..........................................        2,010        1,529
   Accounts payable ..................................................................       12,506        6,383
   Accrued expenses ..................................................................       23,230       18,466
   Income taxes payable ..............................................................        3,394        3,743
                                                                                        -----------  -----------
     Total current liabilities .......................................................       42,078       30,404
                                                                                        -----------  -----------

Long-term liabilities
   Long-term obligations .............................................................      224,437      184,953
   Deferred income taxes .............................................................       17,014       16,990
   Other long-term liabilities .......................................................        4,944          659
                                                                                        -----------  -----------
     Total long-term liabilities .....................................................      246,395      202,602
                                                                                        -----------  -----------

Commitments and contingencies

Stockholder's equity
   Cumulative convertible preferred stock, $.01 par value, 8,314,018 shares authorized;
     none issued and outstanding as of March 31, 1999 and December 31, 1998 ..........           -            -
   Undesignated preferred stock, $.01 par value, 10,000,000 shares authorized;
     none issued and outstanding as of March 31, 1999 and December 31, 1998 ..........           -            -
   Common stock, $.01 par value, 9,924,950 shares authorized; 100 shares
     issued and outstanding as of March 31, 1999 and December 31, 1998 ...............           -            -
   Additional paid-in capital ........................................................      100,200      100,200
   Accumulated deficit ...............................................................       (2,828)      (2,553)
   Accumulated other comprehensive income (loss)......................................         (479)         274
                                                                                        ------------ -----------
     Total stockholder's equity ......................................................       96,893       97,921
                                                                                        -----------  -----------
       Total liabilities and stockholder's equity ....................................  $   385,366  $   330,927
                                                                                        ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          1999             1998
                                                                                      --------------   ------------
                                                                                       (SUCCESSOR)     (PREDECESSOR)
                                                                                      --------------   ------------
                                                                                       (UNAUDITED)      (UNAUDITED)
Revenues ...........................................................................  $    49,895    $    29,128
Cost of sales ......................................................................       33,895         20,141
                                                                                      -----------    -----------

     Gross profit ..................................................................       16,000          8,987
                                                                                      -----------    -----------

Operating expenses
   Selling, general and administrative expenses ....................................        8,171          4,879
   Amortization of intangible assets ...............................................        2,564            379
                                                                                      -----------    -----------
     Total operating expenses ......................................................       10,735          5,258
                                                                                      -----------    -----------

Income from operations .............................................................        5,265          3,729

Other expenses (income)
   Interest expense ................................................................        5,751            786
   Other income.....................................................................         (144)           (17)
                                                                                      -----------    -----------

Income (loss) before provision for income taxes ....................................         (342)         2,960
Provision (benefit) for income taxes ...............................................          (67)         1,272
                                                                                      -----------    -----------

Net income (loss) ..................................................................  $      (275)   $     1,688
                                                                                      ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                              PREFERRED STOCK         COMMON STOCK                            ACCUMULATED
                           -------------------    ------------------                             OTHER
                            NUMBER                NUMBER               ADDITIONAL           COMPREHENSIVE
                              OF                    OF                  PAID-IN  ACCUMULATED    INCOME
                            SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL    DEFICIT       (LOSS)     TOTAL
                           ---------   --------   -------    -------    -------- -----------   ---------  ----------
Balance,
   December 31, 1998 ....        -     $    -         100    $    -    $ 100,200  $ (2,553)  $    274       $ 97,921
                                                                                                            --------

Comprehensive income (loss)

   Net loss .............        -          -          -          -          -        (275)       -            (275)
   Translation adjustment        -          -          -          -          -          -       (753)          (753)
                              --------   --------   --------   --------   --------  ---------  -------     ---------
                                                                                                             (1,028)
                                                                                                           ---------

Balance,
   March 31, 1999
     (Unaudited) ........        -     $    -         100    $    -    $ 100,200  $ (2,828)  $  (479)       $ 96,893
                           =========  =========  =========  =========  =========  ========   ========       ========






The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                          1999            1998
                                                                                      ------------     ------------
                                                                                       (SUCCESSOR)    (PREDECESSOR)
                                                                                      ------------     ------------
                                                                                       (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...............................................................  $      (275)   $     1,688
   Adjustments to reconcile net income (loss) to
     net cash used for operating activities
       Depreciation and amortization ...............................................        4,032          1,457
       Deferred income taxes .......................................................           53            (46)
       Other, net ..................................................................          172            132
       Changes in assets and liabilities, net of effect from acquisitions
         Accounts receivable .......................................................       (3,951)        (1,848)
         Inventories ...............................................................        1,213         (2,299)
         Prepaid expenses and other assets .........................................         (196)          (351)
         Accounts payable ..........................................................        3,127           (110)
         Accrued expenses ..........................................................       (5,180)          (672)
         Income taxes payable ......................................................         (120)        (2,152)
         Other long-term liabilities ...............................................          191             -
                                                                                      -----------    -----------
           Net cash used for operating activities ..................................         (934)        (4,201)
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of cash acquired .................................      (41,734)            -
   Capital expenditures ............................................................       (2,093)          (297)
                                                                                      -----------    -----------
           Net cash used for investing activities ..................................      (43,827)          (297)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Financing of acquisition
     Senior credit facility borrowings .............................................       37,628             -
     Customer advance ..............................................................        5,000             -
     Deferred financing costs ......................................................         (894)            -
   Net revolving line of credit agreement borrowings ...............................        2,754          5,883
   Principal payments on capitalized lease and other long-term obligations .........         (452)          (215)
   Other, net ......................................................................           -            (392)
                                                                                      -----------    -----------
           Net cash provided by financing activities ...............................       44,036          5,276
                                                                                      -----------    -----------

Effect of foreign currency translation on cash .....................................          (18)           194
                                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ...............................         (743)           972
Cash and cash equivalents at beginning of period ...................................        3,518            206
                                                                                      -----------    -----------
Cash and cash equivalents at end of period .........................................  $     2,775    $     1,178
                                                                                      ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements and, accordingly, does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1998 audited financial statements and related notes included in the Company's prospectus. The prospectus is part of the Company's Registration Statement No. 333-70365 on Form S-1 filed with the Securities and Exchange Commission effective May 14, 1999. The Company has made some reclassifications to prior periods' financial statements to conform to the 1999 presentation.

NOTE 2 - ACQUISITIONS

     PATS

     On January 22, 1999 the Company acquired all of the common stock of PATS, Inc. PATS is a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems which significantly extend the flight range of commercial and corporate aircraft.

     The total purchase price was $41,829,000, including an estimated $1,340,000 of acquisition related costs. The total purchase price is subject to future adjustments for changes in working capital as of the closing date from an agreed upon amount and certain environmental and other indemnities made by the PATS stockholders. The acquisition was accounted for as a purchase and the $34,729,000 difference between the purchase price and the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over thirty years. The purchase price allocation is preliminary and may change upon the completion of the final valuation of the net assets acquired and final determination of the purchase price adjustments, if any. The consolidated balance sheet as of March 31, 1999 reflects the financial position of PATS and the consolidated results of operations for the three months ended March 31, 1999 include its operating results subsequent to the acquisition date.

     Concurrent with the acquisition, the Company retired $6,860,000 of existing PATS indebtedness. The acquisition and debt refinancing were funded with $37,628,000 of borrowings under the Company's senior credit facility as described in Note 5 and a $5,000,000 customer advance for product to be delivered by PATS in the future.

     PPI

     On April 23, 1999 the Company acquired all of the common stock of PPI Holdings, Inc. PPI is a Kansas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft.

     The total purchase price was $63,178,000, plus $19,250,000 of contingent consideration payable over two years based on future attainment of defined performance criteria. The total purchase price includes an estimated $1,240,000 of acquisition related costs. The acquisition will be accounted for as a purchase and the estimated $53,800,000 difference between the purchase price and the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The purchase price allocation is preliminary and may change upon the completion of the final valuation of the net assets acquired. The Company's consolidated financial statement will include PPI's financial position and its results of operations for periods subsequent to the acquisition date.

     Concurrent with the acquisition, the Company retired $7,212,000 of existing PPI indebtedness. The acquisition and debt refinancing were funded with $50,000,000 of borrowings under the Company's senior credit facility as described in Note 5 and a $12,500,000 equity contribution from DeCrane Holdings.

NOTE 3 - PRO FORMA RESULTS OF OPERATIONS FOR THE DLJ AND OTHER ACQUISITIONS

     Unaudited pro forma consolidated results of operations are presented in the table below for three months ended March 31, 1999 and 1998. The results of operations are pro forma for the DLJ and other 1998 acquisitions described in the Company's 1998 audited financial statements, the 1999 PATS acquisition, and are pro forma as if all of the acquisitions were consummated as of January 1, 1998. The pro forma results exclude the effect of the PPI acquisition, which was completed subsequent to March 31, 1999.


                                                                                            PRO FORMA FOR THE
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1999           1998
                                                                                        ------------   -----------
                                                                                             (IN THOUSANDS)
Revenues .............................................................................  $    50,346  $    46,823
Loss before extraordinary item .......................................................       (1,671)      (3,491)


     The pro forma results of operations does not purport to represent what actual results would have been if the transactions described above occurred on such dates or to project the results of operations for any future period. The above information reflects adjustments for inventory, depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company following the acquisitions. In 1998, income excludes the effect of a $2,229,000 extraordinary loss incurred in connection with a debt refinancing.

NOTE 4 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):


                                                                                          MARCH 31,  DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  -------------
                                                                                         (UNAUDITED)
Raw material .........................................................................  $    23,149  $    19,221
Work-in process ......................................................................       12,847        7,231
Finished goods .......................................................................        8,929        7,829
                                                                                        -----------  -----------
   Total inventories .................................................................  $    44,925  $    34,281
                                                                                        ===========  ===========

NOTE 5 - BORROWINGS

     Long-term obligations include the following amounts (amounts in thousands):

                                                                                          MARCH 31,  DECEMBER 31,
                                                                                            1999         1998
                                                                                        ------------ -------------
                                                                                         (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit ..............................  $     7,500  $     5,800
   $25 million acquisition revolving line of credit ..................................       18,000           -
   Term loans ........................................................................       99,725       79,888
12% senior subordinated notes ........................................................      100,000      100,000
Capital lease obligations and equipment term financing ...............................          505          367
Other ................................................................................          717          427
                                                                                        -----------  -----------
   Total long-term obligations .......................................................      226,447      186,482
   Less current portion ..............................................................       (2,010)      (1,529)
                                                                                        -----------  -----------
     Long-term obligations, less current portion .....................................  $   224,437  $   184,953
                                                                                        ===========  ===========

     In conjunction with the January 1999 PATS acquisition, the Company borrowed $18,000,000 under its acquisition revolving credit facility and amended its term loan facility to provide for an additional $20,000,000 of term loan borrowings. The interest rate margins, the rates charged above the current prime or Euro-Dollar rates, were increased by 0.50% for all senior credit facility borrowings. The amended interest rate margins range between 1.50% to 1.75% for prime rate borrowings and 2.75% to 3.00% for Euro-Dollar borrowings, depending on the type of borrowing.

     In April 1999, the term loan facility was further amended to provide for an additional $70,000,000 of term loan borrowings. The Company used $50,000,000 of the proceeds to fund the PPI acquisition, $18,000,000 to repay acquisition revolving line of credit borrowings and $2,000,000 to repay working capital revolving line of credit borrowings. The interest rate margins applicable to the incremental borrowings are 2.00% for prime rate borrowings or 3.25% for Euro-Dollar borrowings.

NOTE 6 - INCOME TAXES

     The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of higher goodwill amortization.

NOTE 7 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          1999            1998
                                                                                      ------------    ------------
                                                                                       (SUCCESSOR)    (PREDECESSOR)
                                                                                      ------------    ------------
                                                                                       (UNAUDITED)     (UNAUDITED)
Fair value of assets acquired ......................................................  $    53,738    $        -
Liabilities assumed ................................................................      (11,909)            -
                                                                                      -----------    -----------
   Cash paid .......................................................................       41,829             -
   Less cash acquired ..............................................................          (95)            -
                                                                                      -----------    -----------
     Net cash paid for acquisitions ................................................  $    41,734    $        -
                                                                                      ===========    ===========


NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 5, the following condensed consolidating financial information is presented for the Company, segregating guarantor and non-guarantor subsidiaries. The accompanying financial information in the "Guarantor Subsidiaries" column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and their guarantees are full and unconditional on a joint and several basis. There are no restrictions on the ability of the guarantor subsidiaries to transfer funds to the issuer in the form of cash divididends, loans or advances. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.

     Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)      Elimination of investments in subsidiaries.
(2)      Elimination of intercompany accounts.
(3) Elimination of intercompany sales between guarantor and non-guarantor subsidiaries.
(4)      Elimination of equity in earnings of subsidiaries.

     BALANCE SHEETS

                                                                 MARCH 31, 1999 (UNAUDITED)
                                           --------------------------------------------------------------------------
                                               DECRANE
                                              AIRCRAFT       GUARANTOR    NON-GUARANTOR   CONSOLIDATING  CONSOLIDATED
                                            HOLDINGS, INC.  SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                           ---------------  ------------- --------------  -------------- ------------
                                                                       (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents .............  $     1,269   $     1,306  $       200  $        -       $     2,775
   Accounts receivable, net ..............           -         33,919        2,196           -            36,115
   Inventories ...........................           -         43,162        1,763           -            44,925
   Other current assets ..................        7,622         1,040          192           -             8,854
                                            -----------   -----------  -----------  -----------      -----------
     Total current assets ................        8,891        79,427        4,351           -            92,669

Property and equipment, net ..............          265        31,575        2,186           -            34,026
Other assets, principally intangibles, net       12,596       232,895       13,180           -           258,671

Investments in subsidiaries ..............      288,206        20,609           -      (308,815)(1)            -
Intercompany receivables .................       36,144           331        3,993      (40,468)(2)            -
                                            -----------   -----------  -----------  -----------      -----------
                                            $   346,102   $   364,837  $    23,710  $  (349,283)     $   385,366
                                            ===========   ===========  ===========  ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Short-term obligations ................  $     1,530   $       480  $       938  $        -       $     2,948
   Other current liabilities .............        6,246        31,227        1,657           -            39,130
                                            -----------   -----------  -----------  -----------      -----------
     Total current liabilities ...........        7,776        31,707        2,595           -            42,078
                                            -----------   -----------  -----------  -----------      -----------

Long-term liabilities
   Long-term obligations .................      223,721           716           -            -           224,437
   Intercompany payables .................          873        39,264          331      (40,468)(2)            -
   Other long-term liabilities ...........       16,360         4,944          654           -            21,958
                                            -----------   -----------  -----------  -----------      -----------
     Total long-term liabilities .........      240,954        44,924          985      (40,468)         246,395
                                            -----------   -----------  -----------  -----------      -----------

Stockholder's equity (deficit)
   Paid-in capital .......................      100,200       241,188       15,440     (256,628)(1)      100,200
   Retained earnings (deficit) ...........       (2,828)       47,018        5,169      (52,187)(1)       (2,828)
   Accumulated other comprehensive
     income (loss) .......................           -             -          (479)          -              (479)
                                            -----------   -----------  -----------  -----------      -----------
     Total stockholder's equity (deficit)        97,372       288,206       20,130     (308,815)          96,893
                                            -----------   -----------  -----------  -----------      -----------

                                            $   346,102   $   364,837  $    23,710  $  (349,283)      $  385,366
                                            ===========   ===========  ===========  ===========      ===========

                                                                      DECEMBER 31, 1998
                                            ----------------------------------------------------------------------
                                              DECRANE
                                              AIRCRAFT      GUARANTOR   NON-GUARANTOR CONSOLIDATING   CONSOLIDATED
                                            HOLDINGS, INC. SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS        TOTAL
                                            ------------- ------------ ------------- -------------   -------------
                                                                       (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents .............  $     2,458   $       762  $       298  $        -       $     3,518
   Accounts receivable, net ..............           -         28,917        1,524           -            30,441
   Inventories ...........................           -         32,624        1,657           -            34,281
   Other current assets ..................        7,066           894          237           -             8,197
                                            -----------   -----------  -----------  -----------      -----------
     Total current assets ................        9,524        63,197        3,716           -            76,437

Property and equipment, net ..............          272        26,170        1,718           -            28,160
Other assets, principally intangibles, net       12,105       200,383       13,842           -           226,330
Investments in subsidiaries ..............      250,366        20,114           -      (270,480)(1)            -
Intercompany receivables .................       39,012         2,091        3,622      (44,725)(2)            -
                                            -----------   -----------  -----------  -----------      -----------

                                            $   311,279   $   311,955  $    22,898  $  (315,205)     $   330,927
                                            ===========   ===========  ===========  ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Short-term obligations ................  $       892   $       628  $       292  $        -       $     1,812
   Other current liabilities .............       10,767        16,651        1,174           -            28,592
                                            -----------   -----------  -----------  -----------      -----------
     Total current liabilities ...........       11,659        17,279        1,466           -            30,404
                                            -----------   -----------  -----------  -----------      -----------

Long-term liabilities
   Long-term obligations .................      184,822           131           -            -           184,953
   Intercompany payables .................          873        43,521          331      (44,725)(2)            -
   Other long-term liabilities ...........       16,278           658          713           -            17,649
                                            -----------   -----------  -----------  -----------      -----------
     Total long-term liabilities .........      201,973        44,310        1,044      (44,725)         202,602
                                            -----------   -----------  -----------  ------------     -----------

Stockholder's equity (deficit)
   Paid-in capital .......................      100,200       210,787       15,440     (226,227)(1)      100,200
   Retained earnings (deficit) ...........       (2,553)       39,579        4,674      (44,253)(1)       (2,553)
   Accumulated other comprehensive
     income (loss) .......................           -             -           274           -               274
                                            -----------   -----------  -----------  -----------      -----------
     Total stockholder's equity (deficit)        97,647       250,366       20,388     (270,480)          97,921
                                            -----------   -----------  -----------  -----------      -----------
                                            $   311,279   $   311,955  $    22,898  $  (315,205)      $  330,927
                                            ===========   ===========  ===========  ===========      ===========

     STATEMENTS OF OPERATIONS

         >
                                                  THREE MONTHS ENDED MARCH 31, 1999 (SUCCESSOR - UNAUDITED)
                                             ---------------------------------------------------------------------
                                              DECRANE
                                              AIRCRAFT      GUARANTOR  NON-GUARANTOR CONSOLIDATING  CONSOLIDATED
                                            HOLDINGS, INC. SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                            ------------- ------------ ------------ --------------  --------------
                                                                       (IN THOUSANDS)
Revenues .................................  $        -    $    48,508  $     3,651  $    (2,264)(3)   $   49,895
Cost of sales ............................           -         33,417        2,742       (2,264)(3)       33,895
                                            -----------   -----------  -----------  -----------      -----------
Gross profit .............................           -         15,091          909           -            16,000
                                            -----------   -----------  -----------  -----------      -----------
Selling, general and
   administrative expenses ...............        1,781         6,043          347           -             8,171
Amortization of intangible assets ........           46         2,389          129           -             2,564
Interest expense .........................        5,668            73           10           -             5,751
Intercompany charges .....................       (1,612)        1,564           48           -                -
Equity in earnings of subsidiaries .......       (2,871)         (495)          -         3,366 (4)           -
Other expenses (income) ..................           -            109         (253)          -              (144)
Provision (benefit) for income taxes .....       (2,737)        2,537          133           -               (67)
                                            -----------   -----------  -----------  -----------      -----------

Net income (loss) ........................  $      (275)  $     2,871  $       495  $    (3,366)     $      (275)
                                            ===========   ===========  ===========  ===========      ===========


                                                 THREE MONTHS ENDED MARCH 31, 1998 (PREDECESSOR - UNAUDITED)
                                            ----------------------------------------------------------------------
                                             DECRANE
                                             AIRCRAFT       GUARANTOR   NON-GUARANTOR CONSOLIDATING   CONSOLIDATED
                                            HOLDINGS, INC. SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                            ------------  ------------ ------------  -------------    ------------
                                                                       (IN THOUSANDS)
Revenues .................................  $        -    $    27,724  $     3,580  $    (2,176)(3)    $   29,128
Cost of sales ............................           -         19,601        2,716       (2,176)(3)        20,141
                                            -----------   -----------  -----------  -----------        -----------

Gross profit .............................           -          8,123          864           -              8,987
                                            -----------   -----------  -----------  -----------        -----------
Selling, general and
   administrative expenses ...............        1,150         3,454          275           -             4,879
Amortization of intangible assets ........           -            377            2           -               379
Interest expense .........................          731            44           11           -               786
Intercompany charges .....................       (1,630)        1,582           48           -                -
Equity in earnings of subsidiaries .......       (1,860)         (406)          -         2,266 (4)           -
Other expenses (income) ..................           -             12          (29)          -               (17)
Provision (benefit) for income taxes .....          (79)        1,200          151           -             1,272
                                            -----------   -----------  -----------  -----------      -----------

Net income ...............................  $     1,688   $     1,860  $       406  $    (2,266)      $    1,688
                                            ===========   ===========  ===========  ============     ===========

     STATEMENTS OF CASH FLOWS


                                                  THREE MONTHS ENDED MARCH 31, 1999 (SUCCESSOR - UNAUDITED)
                                           -------------------------------------------------------------------------
                                              DECRANE
                                              AIRCRAFT      GUARANTOR    NON-GUARANTOR   CONSOLIDATING  CONSOLIDATED
                                            HOLDINGS, INC. SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                           --------------- ------------  -------------  --------------  ------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .....................  $      (275)  $     2,871  $       495     $    (3,366)          $ (275)
   Adjustments to net income (loss)
     Non-cash net income adjustments .....          510         3,579          168              -             4,257
     Equity in earnings of subsidiaries ..       (2,871)         (495)          -            3,366 (4)           -
   Changes in working capital ............        4,647        (8,638)        (925)             -            (4,916)
                                            -----------   -----------  -----------     -----------      -----------
     Net cash provided by (used for)
       operating activities...............        2,011        (2,683)        (262)             -              (934)
                                            -----------   -----------  -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of
     cash acquired .......................      (41,829)           95           -               -           (41,734)
   Capital expenditures ..................          (13)       (1,589)        (491)             -            (2,093)
                                            -----------   -----------  -----------     -----------      -----------
     Net cash used for investing
       activities ........................      (41,842)       (1,494)        (491)             -           (43,827)
                                            ------------  -----------  -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt financing for acquisition ........       36,734         5,000           -               -            41,734
   Line of credit borrowings .............        2,072            -           682              -             2,754
   Principal payments on long-term
     debt and leases .....................         (164)         (279)          (9)             -              (452)
                                            -----------   -----------  -----------     -----------      ------------
     Net cash provided by
       financing activities ..............       38,642         4,721          673              -            44,036
                                            -----------   -----------  -----------     -----------      -----------
Effect of foreign currency
   translation on cash ...................           -             -           (18)             -               (18)
                                            -----------   -----------  -----------     -----------      -----------
Net increase (decrease) in cash
   and equivalents .......................       (1,189)          544          (98)             -              (743)
Cash and equivalents at beginning
   of period .............................        2,458           762          298              -             3,518
                                            -----------   -----------  -----------     -----------      -----------
Cash and equivalents at end of period ....  $     1,269   $     1,306  $       200     $        -       $     2,775
                                            ===========   ===========  ===========     ===========      ===========


                                                 THREE MONTHS ENDED MARCH 31, 1998 (PREDECESSOR - UNAUDITED)
                                            -------------------------------------------------------------------------
                                               DECRANE
                                               AIRCRAFT      GUARANTOR   NON-GUARANTOR   CONSOLIDATING  CONSOLIDATED
                                             HOLDINGS, INC. SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                            --------------- ------------ --------------  -------------- -------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................  $     1,688   $     1,860  $       406     $    (2,266)      $    1,688
   Adjustments to net income
     Non-cash net income adjustments .....          (12)        1,350          205              -             1,543
     Equity in earnings of subsidiaries ..       (1,860)         (406)          -            2,266 (4)           -
   Changes in working capital ............       (5,450)       (1,547)        (435)             -            (7,432)
                                            -----------   -----------  -----------     -----------      -----------
     Net cash provided by (used for)
       operating activities...............       (5,634)        1,257          176              -            (4,201)
                                            -----------   -----------  -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ..................           -           (170)        (127)             -              (297)
                                            -----------   -----------  -----------     -----------      -----------
     Net cash used for investing
       activities ........................           -           (170)        (127)             -              (297)
                                            -----------   -----------  -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Line of credit borrowings (repayments)         6,000            -          (117)             -             5,883
   Principal payments on long-term
     debt and leases .....................           (2)         (200)         (13)             -              (215)
   Other, net ............................         (377)          (15)          -               -              (392)
                                            -----------   -----------  -----------     -----------      ------------
     Net cash provided by (used for)
       financing activities ..............        5,621          (215)        (130)             -             5,276
                                            -----------   -----------  -----------     -----------      -----------
Effect of foreign currency
   translation on cash ...................           -             -           194              -               194
                                            -----------   -----------  -----------     -----------      -----------
Net increase (decrease) in cash
   and equivalents .......................          (13)          872          113              -               972
Cash and equivalents at beginning
   of period .............................           16           109           81              -               206
                                            -----------   -----------  -----------     -----------      -----------
Cash and equivalents at end of period ....  $         3   $       981  $       194     $        -       $     1,178
                                            ===========   ===========  ===========     ===========      ===========

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133 is likely to be required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS REPORT.

                                    OVERVIEW

     Our financial position and results of operations have been affected by our history of acquisitions. Since our formation in 1989, we have completed thirteen acquisitions of businesses or assets. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the our historical financial statements, include:

     -      Avtech, acquired on June 26, 1998;
     -      Dettmers, acquired on June 30, 1998; and
     -      PATS, acquired on January 22, 1999.

     Our historical financial statements included in this report reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates. Additionally, our capital structure was significantly altered in August 1998 by the financing obtained to fund the tender offer for our stock.

     In April 1999, we purchased all of the common stock of PPI. Our historical financial statements do not reflect the PPI acquisition since it was acquired subsequent to March 31, 1999.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUES. Revenues increased $20.8 million, or 71.3%, to $49.9 million for the three months ended March 31, 1999 from $29.1 million for the three months ended March 31, 1998. Revenues increased due to:

     - the inclusion of $19.6 million of revenues resulting from the Avtech, Dettmers and PATS acquisitions; and
     -    a $1.7 million increase in cabin management product revenues.

     The above revenue increases were offset by weakening demand for product to supply our commercial aircraft customers resulting in a $0.5 million decline in revenue for the three months ended March 31, 1999 compared with the same period last year.

     GROSS PROFIT. Gross profit increased $7.0 million, or 78.0%, to $16.0 million for the three months ended March 31, 1999. Gross profit as a percent of revenues increased to 32.1% for the first quarter ended March 31, 1999 from 30.9% for the same period last year. Factors contributing to the gross profit increase were:

     - the contribution from the acquired companies, Avtech, Dettmers, and PATS, of $7.0 million; and
     - a gross profit contribution from cabin management sales growth of $1.1 million.

     Offsetting the above favorable factors was a decline in the contribution from our commercial aircraft business of $1.1 million due to a decrease in revenues and lower margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.3 million, or 67.5%, to $8.2 million for the three months ended March 31, 1999, from $4.9 million for the same period last year. SG&A expenses as a percent of revenues decreased to 16.4% for the first quarter 1999 compared to 16.8% for the same period last year. SG&A expenses increased primarily as a result of:

     - the inclusion of $2.9 million of expenses pertaining to the Avtech, Dettmers and PATS acquisitions; and
     - additional expenses of $0.4 million, principally at the corporate office, in support of the additional administrative activity of a larger organization.

     OPERATING INCOME. Operating income increased $1.5 million to $5.3 million for the three months ended March 31, 1999, from $3.7 million for the same period last year. Operating income as a percent of revenues decreased to 10.6% for the first quarter of 1999, from 12.8% for the first quarter of 1998. An increase in operating income of $3.1 million from the acquisitions of Avtech, Dettmers and PATS was offset by:

     - $1.2 million of higher amortization expenses associated with the DLJ acquisition; and
     -    $0.4 million of additional SG&A expenses.

     INTEREST EXPENSE. Interest expense increased $5.0 million, or 632%, to $5.8 million for the three months ended March 31, 1999, from $0.8 million for the same period last year. Higher debt levels resulting from the tender offer and the Avtech, Dettmers and PATS acquisitions caused the increase.

     PROVISION FOR INCOME TAXES. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of higher goodwill amortization.

     NET INCOME (LOSS). Net income decreased $2.0 million, to a loss of $0.3 million for the three months ended March 31,1999 compared to net income of $1.7 million for the same period in 1998. The decrease was due to the factors described above.

     BOOKINGS AND BACKLOG. Bookings increased $37.8 million or 134.0%, to $66.0 million for the three months ended March 31, 1999 compared to $28.2 million for the same period in 1998. Companies acquired contributed $34.1 million of the increase. Backlog increased $44.4 million or 91.5%, to $92.9 million as of March 31, 1999 compared to $48.5 million as of March 31, 1998; $38.7 million of the increase pertains to the acquired companies.

                         LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, the Company used $0.9 million for operating activities which is the net of $4.0 million of cash generated from operations after adding back depreciation, amortization and other non-cash items, $5.1 million used for working capital and $0.2 million resulting from an increase in other liabilities. The following factors contributed to the $5.1 million working capital increase:

     -    accounts receivable increased $4.0 million due to higher sales; and
     - accounts payable and accrued expenses decreased by a net $2.1 million as a result of payment timing patterns; offset by
     - inventory decreased by $1.2 million as a result of adjustments to inventory levels based on production forecasts.

     Cash used for investing activities during the three months ended March 31, 1999 consisted of $41.7 million for the PATS acquisition and $2.1 million for capital expenditures. The Company anticipates $6.6 million of capital expenditures in 1999.

     Net cash provided by financing activities was $44.0 million for the three months ended March 31, 1999. In January 1999, the term loan facility was amended to provide for an additional $20.0 million of term loan borrowings. The Company used the funds obtained from the term loan borrowings, $18.0 million of borrowings under its acquisition revolving credit facility and a $5.0 million customer advance to acquire the all of the common stock of PATS. Subsequent to March 31, 1999, the Company further amended its term loan facility and borrowed an additional $70 million to finance the acquisition of PPI and future acquisition transactions.

     At March 31, 1999, senior credit facility borrowings totaling $125.2 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. In April 1999, the senior credit facility was amended to provide for an additional $70.0 million of term loan borrowings. The interest rate margins range between 1.50% to 2.00% for prime rate borrowings and 2.75% to 3.25% for Euro-Dollar borrowings.

     The Company believes that the current levels of working capital and amounts available under its credit facilities will enable it to meet its liquidity requirements for the next several years.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133 is likely to be required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

         COMPLIANCE OF KEY SYSTEMS WITH YEAR 2000 PERFORMANCE STANDARDS

     We are dependent in part on computer- and date-controlled systems for some internal functions, particularly inventory control, purchasing, customer billing and payroll. Similarly, suppliers of components and services on which we rely, and our customers, may have Year 2000 compliance risks, which would affect their operations and their transactions with us. Other parties with whom we have commercial relationships, including raw materials suppliers and service providers, such as banking and financial services, data processing services, telecommunications services and utilities, are highly reliant on computer-based technology.

     The costs we have incurred to remediate and test our systems, and evaluate and address the risks of our key customers and vendors, have been immaterial to date and we expect to incur less than $1.0 million of costs in the aggregate. All of our Year 2000 compliance costs have been or are expected to be funded from our operating cash flow. We believe the number of products manufactured by us whose functioning is dependent upon computer-controlled or other date-controlled systems is not significant. We are not aware of any material customer- or vendor-related Year 2000 issues. Our manufacturing operations and our products generally are not based upon date-controlled machinery; our business operations and systems are not so time-sensitive that brief interruptions, or a shift to backup paper records, should cause significant losses.

     Our Year 2000 compliance efforts are directed primarily towards ensuring that we will be able to continue to perform three critical functions:

     -    make and sell our products,
     -    order and receive raw material and supplies, and
     -    pay our employees and vendors.

     Our assessment of year 2000 performance standards is 90% complete for our information technology systems and 100% complete for those systems deemed to be critical to our operations. Our assessment phase will be completed in the second quarter of 1999 for both the remaining, non-essential information technology systems and non-information technology systems. Our review of third-party compliance risks from our key vendors and customers is not yet complete. We intend to complete our review of data from all of those vendors and customers who respond during the second quarter of 1999. However, even assuming that all of the non-responding parties suffer interruptions to their operations due to Year 2000 systems failures, our management does not anticipate any resulting failures in our systems, products or supply chain that would disrupt our operations to a material degree.

     We have completed the renovation, upgrade or replacement of all of our significant information technology systems for year 2000 performance standards, except that during the third quarter of 1999 several of our subsidiaries will complete the installation of an accounting and manufacturing system which replaces existing systems not compliant with year 2000 performance standards. We expect to complete this phase in the third quarter of 1999. All of our significant systems which have been renovated or newly installed have been tested and are presently operating.

     However, the novelty and complexity of the issues presented, and our dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties, could cause our efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond our control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials or perform services required by us and the collateral effects on us of the effects of Year 2000 issues on the economy in general or on our customers in particular. Additionally, in view of the mixed results achieved by software vendors in correcting these problems, we cannot assure you that new systems we obtain to replace noncompliant systems will themselves prove to be fully compliant. Although we believe that our compliance efforts are designed to appropriately identify and address those Year 2000 issues that are subject to our reasonable control, we cannot assure you that our efforts will be fully effective, or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. In the worst case, a protracted failure of general business systems among our customers or vendors, or in our own plant, could cause production delays or canceled orders which would significantly reduce our revenue for the duration of such a situation. We have not developed a contingency plan which assumes significant and protracted Year 2000-related failures of major vendors, customers or systems, and do not plan to do so.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other "forward-looking" information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. Some of those risks are specifically described in the "Risk Factors" section in our prospectus dated May 14, 1999, but we are also vulnerable to a variety of elements that affect many businesses, such as:

     - fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;
     - changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;
     -    inflation, and other general changes in costs of goods and services;
     -    liability and other claims asserted against us;
     -    the ability to attract and retain qualified personnel;
     -    labor disturbances; and
     - changes in operating strategy, or our acquisition and capital expenditure plans.

     We cannot predict any of the foregoing with certainty, so our forward-looking statements are not necessarily accurate predictions. Also, we are not obligated to update any of these statements, to reflect actual results or report later developments. You should not rely on our forward-looking statements as if they were certainties.

                 INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     We have filed with the Securities and Exchange Commission, and are including within this report by referring to it here, our Registration Statement No. 333-70365 on Form S-1 effective May 14, 1999, and the prospectus it contains. That prospectus includes audited 1998 financial statements and risk factors, which we refer to in this report.

     You may read and copy any reports, statements or other information we file at the SEC's reference room in Washington D.C. Please call the SEC at (202) 942-8090 for further information on the operation of the reference rooms. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC, or review our SEC filings on the SEC's EDGAR web site, which can be found at http:\\www.sec.gov. You may also write or call us at our corporate headquarters located at 2361 Rosecrans Avenue, Suite 180, El Segundo, California 90245. Our telephone number is (310) 725-9123.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including interest rates and changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. From time to time we use derivative financial instruments to manage and reduce risks associated with these factors. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     INTEREST RATE RISK. A significant portion of our capital structure is comprised of long-term variable- and fixed-rate debt.

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At March 31, 1999, the current prime rate was 7.75% and the current Euro-Dollar rate was 5.0%. Based on $125.2 million of variable-rate debt outstanding as of March 31, 1999, a hypothetical one percent rise in interest rates, to 8.75% for prime rate borrowings and 6.0% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $1.3 million annually. Subsequent to March 31, 1999, we increased our variable-rate debt by $50.0 million. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     At March 31, 1999, the carrying value of our fixed-rate long-term debt approximated its fair value. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, we have not entered into any such contracts during the three months ended March 31, 1999 and no such contracts are open as of that date.

                           PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

Acquisition of PPI Holdings, Inc.
---------------------------------
     On April 23, 1999 the Company acquired all of the common stock of PPI Holdings, Inc. PPI is a Kansas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft.

     The acquisition is described in Note 2 to consolidated financial statements included with this report and the Company's prospectus. The prospectus is part of the Company's Registration Statement No. 333-70365 on Form S-1 filed with the Securities and Exchange Commission effective May 14,1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

          20.1 Prospectus of DeCrane Aircraft Holdings, Inc. dated May 14, 1999 (incorporated by reference to the Company's Registration Statement No. 333-70365 on Form S-1 effective May 14, 1999) *

          27   Financial Data Schedule **

-------------------------
          *    Previously filed
          **   Filed herewith

b.        Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DECRANE AIRCRAFT HOLDINGS, INC.
                                                   (Registrant)

May 28, 1999         By:  /s/  RICHARD J. KAPLAN
                          -----------------------------------------------------
                          Name:  Richard J. Kaplan
                          Title: Senior Vice President, Chief Financial Officer,
                                 Secretary and Treasurer