Form 10-K
period 1999-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2000-03-30
CIK 880765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-22371

                            ------------------------

                        DECRANE AIRCRAFT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 34-1645569
 (State or Other Jurisdiction    (I.R.S. Employer
              of                Identification No.)
Incorporation or Organization)

                        2361 ROSECRANS AVENUE, SUITE 180
                          EL SEGUNDO, CALIFORNIA 90245
                                 (310) 725-9123
                    (Address of Principal Executive Offices)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None

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

The number of shares of Common Stock outstanding on March 30, 2000 was 100.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                       None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DECRANE AIRCRAFT HOLDINGS, INC.

                               TABLE OF CONTENTS

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                              PAGE(S) IN
                                                                 FORM
                                                                 10-K
                                                              ----------
PART I
Item 1.      Description of Business........................       1

Item 2.      Properties.....................................      14

Item 3.      Legal Proceedings..............................      15

Item 4.      Submission Of Matters To A Vote Of Security
  Holders...................................................      15

PART II
Item 5.      Market For Registrant's Common Equity and
  Related Stockholder Matters...............................      15

Item 6.      Selected Financial Data........................      16

Item 7.      Management's Discussion And Analysis Of
             Financial Condition And Results Of
             Operations.....................................      18

Item 7A.     Quantitative and Qualitative Disclosures about
  Market Risk...............................................      28

Item 8.      Financial Statements And Financial Statement
  Schedules.................................................      29

Item 9.      Changes In And Disagreements With Accountants
             On Accounting And Financial Disclosure.........      69

PART III
Item 10.     Directors And Executive Officers Of The
  Registrant................................................      70

Item 11.     Executive Compensation.........................      72

Item 12.     Security Ownership Of Certain Beneficial Owners
  And Management............................................      76

Item 13.     Certain Relationships And Related
  Transactions..............................................      78

PART IV
Item 14.     Exhibits, Financial Statement Schedules, And
  Reports On Form 8-K.......................................      80

Signatures..................................................      83

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Since our founding in 1989, through acquisitions and internal growth, we have become one of the premier suppliers to the general aviation market. We offer a complete line of interior cabin furniture, galleys, seating, and entertainment systems for corporate aircraft. In addition, we manufacture aviation electronic components, referred to as avionics, and provide systems integration services. We sell our products in the corporate, commercial (including regional), retrofit, aftermarket and military aircraft markets. Within these markets, our customers include original manufacturers of aircraft and related avionics equipment, commonly referred to as OEM's, major components suppliers, aircraft repair and modification centers and commercial airlines. For the year ended December 31, 1999, we generated revenues and EBITDA (as defined) of $244.0 million and $56.5 million, respectively.

    During 1998 and 1999, we completed and integrated eight acquisitions, increasing our diversification within the aircraft industry and reducing our reliance on the commercial aircraft market. We have built a leading position in a number of niche markets in the aircraft industry. The substantial majority of our revenue is generated by businesses in which we have a leading market share. In order to take advantage of the complementary nature of our various product offerings, to rationalize and consolidate the operations of each of our separate companies and to provide even higher levels of customer service, in 1999 we reorganized our related businesses into three separate operating groups: Cabin Management, Specialty Avionics and Systems Integration.

    THE CABIN MANAGEMENT GROUP. We are the leading independent provider of cabin management products for the corporate aircraft market, serving major manufacturers such as Boeing Business Jet, Bombardier, Cessna, Dassault, Gulfstream and Raytheon. We provide a full line of interior cabin components, including seats, furniture, cabinetry, galleys, in-flight entertainment systems, sidewalls and headliners, which are either sold separately or as a pre-engineered, pre-fabricated set. Our "cabinet-in-a-box" product offers customized, pre-engineered, pre-fit interior cabinetry and galley kits to corporate jet OEM's and independent completion centers. We also have developed and are currently marketing our "cabin-in-a-box" product, which is comprised of a customized, pre-engineered, pre-fit cabin interior system, including furniture, galleys, seats, audio-visual entertainment systems, lighting, sidewalls, headliners and electrical control units. Our cabin-in-a-box product will enable our customers to rely on us as the single source for cabin-related products. We estimate that this product could decrease cycle times by 15% to 20%, offering significant cost reduction opportunities to our customers, and could increase the dollar content per plane for us. The Cabin Management Group contributed approximately 42% of our pro forma revenue for the twelve months ended December 31, 1999.

    THE SPECIALTY AVIONICS GROUP. This group designs, engineers and manufactures electronic components, electronic display devices and interconnect components and assemblies. Among the products offered by this group are flight deck communications and audio power control equipment, harness assemblies and connectors, power and signal contact products and liquid crystal display devices, commonly referred to as LCD's. Customers of this group include Airbus, Boeing, Honeywell, Matsushita, and Rockwell Collins. The Specialty Avionics Group contributed approximately 38% of our pro forma revenue for the twelve months ended December 31, 1999.

    THE SYSTEMS INTEGRATION GROUP. This group provides auxiliary fuel tanks, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification. Customers of this group include Boeing Business Jet, Bombardier, Cessna, Gulfstream, Raytheon and Rockwell Collins. The Systems Integration Group contributed approximately 20% of our pro forma revenue for the twelve months ended December 31, 1999.

INDUSTRY OVERVIEW AND TRENDS

    We sell our products in the corporate, commercial, retrofit, aftermarket and military aircraft markets. Within these markets, our customers include original manufacturers of aircraft and related avionics equipment, major component suppliers, aircraft repair and modification centers and commercial airlines.

    The leading manufacturers of corporate aircraft include Airbus, Boeing Business Jet, Cessna, Dassault, Gulfstream and Raytheon, while the leading manufacturers of regional aircraft include Bombardier, Embraer and Fairchild Dornier. Airbus and Boeing are the primary manufacturers of commercial aircraft designed to carry 100 or more passengers. The major systems installed on new aircraft, such as flight deck avionics systems, are produced by a limited number of manufacturers, including Honeywell, Rockwell Collins and Sextant Avionique. The integration of new systems into existing aircraft, referred to as the retrofit market, and the manufacture and sale of replacement products for existing aircraft, referred to as the aftermarket, are served by a highly fragmented group of companies, including many of the foregoing manufacturers and a number of smaller, specialized companies. We market our commercial aircraft products directly to the aircraft manufacturers as well as to the manufacturers of major aircraft sub-systems. In some cases, we sell our products to competing manufacturers.

    We believe the following characteristics of our markets have contributed to our growth and profitability and should provide further opportunities for our success:

    - INCREASED DEMAND FOR NEW CORPORATE AIRCRAFT. The Teal Group Corporation, an industry-recognized aerospace research group, projects delivery of 5,067 corporate aircraft between 1999 and 2008, representing an increase of approximately a 52% over the 3,326 aircraft that were delivered between 1989 and 1998. We believe that the following factors have driven increased demand for new corporate aircraft:

       - the growing popularity of fractional aircraft ownership in the United States and the expansion of this form of ownership to Europe and the Far East;

       - the introduction of new, larger and more efficient aircraft, including:

           - several new middle- to high-end corporate aircraft, such as the Airbus CJ, Boeing Business Jet, and Bombardier Global Express; and

           - additional new model aircraft, such as the Bombardier Continental, Cessna Sovereign, and Raytheon Horizon, which are expected to be introduced in the next few years;

       - the need for long range flights to expanding international markets;

       - the increased demand for more expedient travel;

       - the worldwide threat of terrorism; and

       - the perceived decline in the level of service afforded commercial airline passengers.

    - INCREASED LONG-TERM DEMAND FOR NEW COMMERCIAL AIRCRAFT. The 1999 CURRENT MARKET OUTLOOK, released by The Boeing Company in June 1999, projects that the world jetliner fleet will grow from 12,600 aircraft at the end of 1998 to 19,100 aircraft by 2008, and to 28,400 aircraft by 2018. The report also projects that, between 1999 and 2008, the commercial aircraft industry will require 8,900 new commercial aircraft, and between 2009 and 2018, it will require an additional 11,250 aircraft, both to support the projected world fleet expansion and to replace capacity lost as aircraft are removed from commercial airline service. Despite the increases projected for the commercial aircraft industry generally, Boeing has announced production cutbacks in several of its lines for 2000 and 2001, and our sales to Boeing have decreased. For example, Boeing deliveries of its 747, 767 and 777 airplanes have declined due to the recent financial difficulties of many Asian carriers.

    - INCREASED DEMAND FOR NEW REGIONAL AIRCRAFT. As part of the total projected increase for the commercial aircraft fleet, Boeing's 1999 CURRENT MARKET OUTLOOK projects a compounded annual growth rate of 9.4% for the regional aircraft fleet from 1999 to 2008. We believe that the projected increase in the regional aircraft fleet is driven by the following factors:

       - the introduction of new regional aircraft with state-of-the-art cockpits and the same safety equipment as larger commercial aircraft;

       - continued integration of the services of regional carriers with major carriers;

       - newer longer-range turboprop and jet aircraft that allow regional carriers to consider new "point-to-point" routes, which would permit passengers to bypass hubs; and

       - upgraded airport facilities for regional passengers.

    - INCREASED DEMAND FOR CABIN MANAGEMENT SYSTEMS. As businesses become increasingly dependent on new technology, passengers are demanding more advanced in-flight services, particularly in the corporate aircraft market. These services include in-flight passenger telecommunications systems and in-flight entertainment systems, such as video, video-on-demand and other interactive systems. We believe that demand for systems in the passenger cabin, as well as avionics systems on the flight deck, is increasing as a result of:

       - a desire by airlines for additional revenue-producing services;

       - longer flights combined with a demand by passengers for more sophisticated forms of in-flight services and entertainment; and

       - the advent of new technologies and Federal Aviation Administration mandates related to aircraft safety and navigation.

      In corporate aircraft for example, Honeywell's AIS-1000 OneView-TM-Airborne Information System delivers more than 40 channels of live television programming and Internet and e-mail access to corporate aircraft via direct broadcast satellite service providers.

    - SIGNIFICANT BARRIERS TO ENTRY. We believe that there are many barriers to entry that limit access to the aircraft industry, including:

       - the reluctance of aircraft manufacturers to include new companies as additional approved vendors on their engineering drawings, a favored status often called "print position";

       - the general FAA certification requirements necessary to perform aircraft modifications or maintenance;

       - the required compliance with FAA aircraft manufacturing and aircraft modification design and installation standards;

       - the required compliance with specifications for some products sold to commercial and military markets;

       - the required compliance with qualification and approval standards imposed by aircraft and electronic systems manufacturers; and

       - the initial capital investment and tooling requirements necessary for the manufacture of some aircraft components and systems.

    - REDUCTION IN NUMBER OF APPROVED SUPPLIERS AND VENDORS. Commercial airlines have come under increasing pressure to reduce the operating and capital costs associated with providing services. As a result, many OEM's are initiating proactive programs to reduce cycle times, decrease inventory and reduce costs. Boeing, for example, has announced that it intends to reduce its number of suppliers by 19%, from 31,000 to 25,000, by the end of 2000 and by 42% over the long term. Manufacturers can realize efficiencies by purchasing a higher number of assemblies from a smaller number of suppliers, each of whom has multiple related product capability.

    - NEW SAFETY MANDATES. New technologies and FAA mandates are driving a proliferation of new safety systems for airplanes. The world's airlines and aircraft and electronic systems manufacturers have cooperated with regulatory agencies in the development of industry standards, regulations and system requirements for future air navigation systems. We expect that this initiative will drive a complete modernization of both airborne and ground-based air traffic management systems. As navigation technology becomes more accurate, new navigation systems such as global positioning systems may become federally required. Other new technologies, which have already been mandated, include traffic collision avoidance systems, cargo hold fire detection and suppression systems, and windshear detection systems. In anticipation of new FAA recommendations and mandates, many airlines have already begun to install enhanced ground proximity warning systems, predictive windshear detection systems and enhanced digital flight data recorders. These safety mandates should provide significant retrofit opportunities for the commercial fleet, which today exceeds 12,000 aircraft.

ACQUISITION HISTORY

    DeCrane Aircraft was formed in 1989 to capitalize on emerging trends in the aircraft market through acquisitions. Since our formation, we have completed seventeen acquisitions, summarized as follows:

                                                         PRINCIPAL PRODUCTS AND SERVICES
           ACQUIRED ENTITY OR ASSET                      AT THE TIME OF THE TRANSACTION
-----------------------------------------------  -----------------------------------------------
    1990
1   Hollingsead International                    Avionics support structures

    1991
2   Tri-Star Electronics International           Contacts and connectors
3   Tri-Star Europe                              Contact blanks
4   Tri-Star Technologies                        Wire marking equipment
5   Cory Components                              Connectors & harness assemblies

    1996
6   Aerospace Display Systems                    Dichroic liquid crystal displays
7   Elsinore Engineering                         Engineering services
8   AMP manufacturing facility                   Contact blanks

    1997
9   Audio International                          Cabin management & entertainment products

    1998
10  Avtech                                       Cockpit audio, lighting, power & control
11  Dettmers Industries                          Corporate aircraft seats

    1999
12  PATS                                         Auxiliary fuel & power systems
13  PPI                                          Aircraft furniture components
14  Custom Woodwork and Plastics                 Aircraft furniture components
15  PCI NewCo                                    Composite material components
16  International Custom Interiors               Aircraft furniture components
17  Infinity Partners                            Aircraft furniture components

COMPETITIVE STRENGTHS

    We have used our strong market positions to compete more effectively, to capitalize on industry consolidation trends and to cross-sell products to our existing customer base. We believe that we are well-positioned to take advantage of the foregoing trends and expected growth in the aircraft industry as a result of the following competitive strengths:

    - LEADING POSITIONS IN NICHE MARKETS. We are a leading provider of components within a number of the niche markets we serve. Our strategy has been to combine complementary businesses in markets in which we have a leading position, thereby increasing sales volume with our customers and strengthening our competitive position. The substantial majority of our revenue is generated by businesses in which we have a leading market share. We believe our combination of component manufacturing and integration and installation capabilities provides us with competitive advantages. The combination of product lines we offer provides opportunities for our customers to deal with a reduced number of vendors and suppliers, to reduce the number of component parts through the purchase of sub-assemblies and to reduce cycle times, all of which help to reduce costs and simplify the production process.

    - STRONG CUSTOMER RELATIONSHIPS. Through our acquisitions and as a result of our performance, we have enjoyed long-term relationships with leaders in our primary markets, including Boeing and Boeing Business Jet, Bombardier, Cessna, Gulfstream, Honeywell, Matsushita, Raytheon, and Rockwell Collins. We believe we have been able to develop and solidify these relationships by combining production and engineering capabilities, providing engineering support services and enhancing our customers' in-house production processes.

    - DIVERSIFIED REVENUE BASE. We sell our products in the corporate, commercial, retrofit, aftermarket and military aircraft markets. Within these markets, our customers include original manufacturers of aircraft and related avionics equipment, aircraft repair and modification centers, and airlines. Each of these markets has different demand drivers and operates on different production cycles. Accordingly, our involvement in these multiple markets reduces our exposure to cyclical product demand in any one segment of the aircraft industry. Demand for new products in the commercial aircraft market, for example, is driven largely by the age of the existing commercial fleet, the growth in revenue passenger miles and industry load factors, whereas demand in the corporate aircraft market is driven largely by the growth in fractional ownership, competition from commercial airlines and the growth in the global economy. Our aftermarket sales are dependent in part upon the growing number of aircraft in the existing fleet while technology advances and safety updates help drive demand in the retrofit market.

    - COMPLEMENTARY AND STRATEGICALLY INTEGRATED BUSINESS LINES. Since 1989, we have completed seventeen acquisitions of businesses and assets. We believe that our acquisitions complement each other and create a core of interrelated products and services, which increases our cross-selling opportunities to existing and new customers. The complementary nature of our business lines should allow us to help our customers reduce their production costs. For example, our acquisitions of PPI, Custom Woodwork, International Custom Interiors and Infinity, corporate aircraft furnishings manufacturers; Dettmers, a corporate aircraft seat manufacturer; and Audio International, a corporate aircraft entertainment and cabin management product manufacturer; should enable us to offer a more integrated set of products and services to the middle and high-end corporate aircraft market.

    - LOW-COST, HIGH-QUALITY OPERATIONS. We have established low-cost operations through cost reduction programs, technological development and, where appropriate, the use of vertical integration. For example, our low-cost production capabilities, coupled with our focus on delivering high-quality products, has enabled us to grow the number of programs under which we supply electrical contacts to many of our competitors.

      We use sophisticated processes to ensure that our products meet or exceed industry and customer quality requirements. Many customers formally have recognized the effectiveness of our quality programs by issuing quality approval letters, awarding quality compliance certificates and authorizing our inspection personnel to act as their authorized quality certification representatives. For example, four of our facilities have received a quality award from Boeing, and nine of our facilities are currently certified according to the International Standards Organization specifications ISO-9001 or ISO-9002.

    - REGULATORY CERTIFICATIONS. We believe our FAA-certified airframe and power-plant mechanics who are authorized to perform specified aircraft modification functions provide us with a significant competitive advantage. As of December 31, 1999, our subsidiaries include one of only 31 currently active FAA Designated Alteration Stations worldwide, hold nine FAA domestic repair station certificates and hold numerous Parts Manufacturer Approval authorizations from the FAA. These certifications make us one of a few companies with the in-house capability to design, engineer, produce, install and certify a part, which together help reduce cycle times.

GROWTH STRATEGY

    Our principal strategy is to establish and expand leading positions in high-margin, niche markets within the corporate, commercial, retrofit, aftermarket and military aircraft markets. We focus on the manufacture of corporate aircraft interiors and avionics equipment and the integration of avionics systems. We also seek to maintain a balance of revenues among the equipment manufacturer market, the retrofit market and the aftermarket. We believe that this strategy positions us for future success by:

    - BROADENING SALES TO EXISTING CUSTOMER BASE. We have relationships with virtually every major OEM and with fractional ownership programs, such as Executive Jet. We plan to continue cross-selling our portfolio of products to our existing customer base in order to increase our dollar content per plane. For example, we originally entered the corporate aircraft market by offering cabin management systems and entertainment systems. We then expanded our product offering to include seating and in 1999, through four separate acquisitions, we added cabinetry and galley products, which we sell to OEM's. Finally, we developed pre-fabricated interior kits, cabinet-in-a-box and cabin-in-a-box, to facilitate cross-selling and further encourage OEM's to outsource their cabin engineering requirements to us. We believe these products should reduce cycle times and costs for manufacturers and increase our dollar content per plane. We currently provide cabinet-in-a-box kits to several of our customers and are in discussions with a number of corporate jet manufacturers regarding our cabin-in-a-box product.

    - STRENGTHENING POSITION IN NICHE MARKETS. We plan to continue to strengthen our position in niche markets by providing engineering and customer service support to our existing customer base through the integration of our engineering services with the OEM's engineering capabilities. We also plan to continue to examine new market niches and consolidate the fragmented sectors in our markets to further service our customers. We target for acquisition aircraft component manufacturers and systems integration and installation providers that meet the following criteria:

       - are complementary to our existing businesses;

       - have a leading market share in their own niches;

       - leverage our existing strengths;

       - add new expertise; and/or

       - increase cross-selling opportunities.

      In analyzing a potential acquisition's value, we focus on economies of scale, product line extensions, new customer relationships, increased manufacturing capacity and opportunities for increased cost reductions.

    - CONTINUING OPERATIONAL EFFICIENCY IMPROVEMENTS. We are taking advantage of areas of synergies across and within our three business segments by making operational efficiency improvements in human resources, support, procurement and cross-selling. For example, we recently formed the Systems Integration Group to leverage the engineering capabilities of our Hollingsead subsidiary with the manufacturing and systems integration and installation capabilities of our PATS subsidiary. In addition, as part of the Systems Integration Group's strategy, we are consolidating facilities, reducing headcount and replacing relatively expensive manufacturing at Hollingsead with more economical outsourced products. This will allow Hollingsead to focus on its core engineering and systems integration competencies. We are also standardizing processes and centralizing procurement at our four recently acquired cabin furniture companies, and we continue to evaluate our operations to streamline or increase efficiencies.

    - EXPANDING PRODUCT DEVELOPMENT. Development of advanced cabin features increases demand for many of our products and provides attractive cross-selling opportunities. For example, our newly introduced e-CABIN, an "office in the sky," provides leading-edge business and entertainment services for the corporate jet cabin and its passengers. Our e-CABIN provides each passenger with on-demand audio and video entertainment, including live television and Internet and e-mail access via Honeywell's OneView system. We will continue considering strategic partnerships with leading technology companies to keep our product offerings on the cutting edge, as we have done with Honeywell and its OneView system.

PRODUCTS AND SERVICES

    Our principal products and services, on a pro forma basis, are:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                                  PRO FORMA
              PRINCIPAL PRODUCTS AND SERVICES                      REVENUES
------------------------------------------------------------  ------------------
CABIN MANAGEMENT GROUP
Interior furnishings, seating, composite components, and
  entertainment and cabin control systems...................              42.4%

SPECIALTY AVIONICS GROUP
Cockpit audio, communication, lighting and power and control devices, electrical contacts, connectors and harness
  assemblies, liquid crystal display devices, and wire
  marking and crimping equipment............................              37.7

SYSTEMS INTEGRATION GROUP
Auxiliary fuel systems and power units, and integration of
  cabin and fight deck systems..............................              19.9
                                                                --------------
    Consolidated pro forma revenues.........................             100.0%
                                                                ==============

    We believe historical data about our products and services is not meaningful because it is not reflective of the companies we have recently acquired and the products and services they provide. Historical data is presented in Note 19 of our financial statements.

    CABIN MANAGEMENT GROUP. This group provides a full line of interior cabin components and services for the middle- to high-end corporate aircraft market.

    - INTERIOR FURNISHINGS, SEATING AND COMPOSITE COMPONENTS. We design, engineer and manufacture customized, pre-fit products and provide services including:

      INTERIOR FURNISHINGS

      - entertainment and refreshment centers;

      - conference tables;

      - hi-low dining/coffee tables;

      - end tables;

      - cabinets;

      - arm and side ledges;

      - galleys;

      - lavatories;

      - vanities;

      - room enclosures;

      - cabinetry refurbishment services;

    SEATING

    - executive track and swivel seats;

    - jump-seats;

    - divans, including models that convert
      to beds or contain storable tables;

    - upholstery services;

    COMPOSITE COMPONENTS

    - sound-damping side walls and headliners;

    - passenger service units;

    - environmental (HVAC) ducting; and

    - closets.

     Many of our products are made with what we believe to be high quality veneers, leathers and fabrics and lightweight structural aluminum honeycomb or foam- or balsa-core composites reinforced with Kevlar-TM-, Nomex-TM-, graphite or fiberglass.

    - ENTERTAINMENT AND CABIN CONTROL SYSTEMS. We design to customer specifications, engineer and manufacture fully-integrated in-flight entertainment and cabin management systems, including audio-video entertainment systems, cabin lighting, passenger switching and control modules, chimes and paging systems and headphone systems. Our entertainment systems include video on demand, and our cabin lighting products include both halogen and flat-candle fluorescent illumination. The fully-integrated systems are operated with our passenger switching and control modules, which includes membrane-type and touch-screen models. We recently introduced a new fiber-optic based technology for our systems that replaces traditional wire harnesses with lightweight fiber-optic cable.

    SPECIALTY AVIONICS GROUP. This group designs, engineers and manufactures electronic components and display devices, interconnect components and assemblies.

    - COCKPIT AUDIO, COMMUNICATION, LIGHTING AND POWER AND CONTROL DEVICES. We are a leading manufacturer of cockpit audio, lighting and power and control devices used in commercial, regional and corporate aircraft. We also manufacture a variety of other commercial aircraft safety system components, including warning tone generators, temperature and de-icing monitoring systems, steep approach monitors and low voltage power supplies for traffic collision avoidance systems.

    - ELECTRICAL CONTACTS. Contacts conduct electronic signals or electricity and are installed at the terminus of a wire or an electronic or electrical device. We supply precision-machined contacts for use in connectors found in virtually every electronic and electrical system on a commercial aircraft. We sell contacts directly to aircraft and related electronics manufacturers and, through our private labeling programs, to several major connector manufacturers who sell connectors to the same markets under their brand name.

    - CONNECTORS AND HARNESS ASSEMBLIES. Electronic and electrical connectors link wires and devices in avionics systems, and permit their assembly, installation, repair and removal. Our connectors are specially manufactured to meet the critical performance requirements demanded by manufacturers and required in the harsh environment of an operating aircraft. We produce connectors that are used in aircraft galleys, flight decks and control panels in the passenger cabin. We also produce wire harness assemblies for use in cabin avionics systems, from wire, connectors, contacts and hardware. We typically sell our harness assemblies to manufacturers of aircraft electronic systems. In addition, we incorporate and sell our harness assemblies as part of our systems integration services.

    - LIQUID CRYSTAL DISPLAY DEVICES. We manufacturer dichroic liquid crystal displays, also known as LCD's, and modules used in commercial and military aircraft. Modules are liquid crystal displays packaged with a backlight source and additional on-board electronic components. Our products are used in a variety of flight deck applications, such as flight control systems, fuel quantity indicators, airborne communications and safety systems. Dichroic liquid crystal display products are widely used in the aircraft industry because they are easily adapted to custom design, and they possess high performance characteristics, which include high readability in sunlight and darkness, readability from extreme viewing angles, and the ability to withstand wide temperature fluctuations. We also manufacture electronic clocks, capable of serving all types of aircraft, that use our liquid crystal display devices.

    - WIRE MARKING AND CRIMPING EQUIPMENT. Wires running between the individual contacts that comprise a connector are marked according to their function and, in some applications, the contacts are crimped onto the wire. We design and manufacture high-speed wire marking systems and portable crimping machines used by harness manufacturers, wire mills, aircraft manufacturers and the U.S. military.

    SYSTEMS INTEGRATION GROUP. This group provides auxiliary fuel tank, auxiliary power units and systems integration products and services, including engineering, kit manufacturing, installation and certification.

    - AUXILIARY FUEL SYSTEMS AND AUXILIARY POWER UNITS. We manufacture and install auxiliary fuel tanks for commercial and corporate aircraft. Our unique design and tank construction has made us a leader in the auxiliary fuel tank market. We also manufacture auxiliary power units which provide ground power to corporate jets made by Cessna, Gulfstream, Learjet and Raytheon.

    - INTEGRATION OF CABIN AND FLIGHT DECK SYSTEMS. We have designed and patented a wide range of avionics support structures. These structures are used to support and environmentally cool avionics equipment, including navigation, communication and flight control equipment. We sell our avionics support structures under the Box-Mount-TM- name. We sell these support structures to aircraft and related electronics manufacturers, airlines and major modification centers. In addition, these products are essential components of the installation kits used in our systems integration operations. We also perform all of the functions, including design, engineering, certification, manufacturing and installation, necessary to retrofit an aircraft with a new or upgraded avionics system.

INDUSTRY REGULATION

    The aviation industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. We and our customers are subject to these regulations. In addition, many customers impose their own compliance and quality requirements on their suppliers. The FAA prescribes standards and licensing requirements for aircraft components, issues Designated Alteration Station authorizations, and licenses private repair stations. Our subsidiaries hold various FAA approvals, which may only be used by the subsidiary obtaining such approval.

    The FAA can authorize or deny authorization of many of the services and products we provide. Any such denial would preclude our ability to provide the pertinent service or product. If we failed to comply with applicable FAA standards or regulations, the FAA could exercise a wide range of remedies, including a warning letter, a letter of correction, a civil penalty action, and emergency or non-emergency suspension or revocation of a certificate or approval.

    In July of 1997, the FAA notified us that our FAA-approved repair station which holds Designated Alteration Station authorization did not fully comply with some of the requirements for some of the FAA ratings that it held. The FAA granted us until September 10, 1997 to bring the facility into full compliance, and curtailed several operations of the repair station, including prohibiting initiation of new projects under that authorization, until it achieved full compliance. On August 28, 1997 the FAA inspected the repair station and determined that it was in full compliance with all FAA requirements applicable to Class III and Class IV Airframe ratings. The FAA issued a revised Air Agency Certificate including those ratings, and removed the operating restrictions, as of September 5, 1997.

    The FAA also has the power to issue cease and desist orders and orders of compliance and to initiate court action for injunctive relief. If the FAA were to suspend or revoke our certificates or approvals on a nonemergency basis, we would be permitted to continue making the products and delivering the goods pending any available appeals, but would be required to stop if the FAA eventually prevailed on appeal. If the FAA did so on an emergency basis, we would be obliged to stop immediately the manufacturing of products and delivering of services that require such certificate or approval. If the FAA were to determine that noncompliance with its standards creates a safety hazard, it also could order that the pertinent component or aircraft immediately cease to be operated until the condition is corrected. This could require that customers ground aircraft or remove affected components from aircraft currently in service, both of which are expensive actions.

    Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards. When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification. Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services. Some of these certificates we obtain are or will eventually be transferred to our customers. As of January 1, 2000, we own and/or manage 235 Supplemental Type Certificates. Many are multi-aircraft certificates which apply to all of the aircraft of a single type. We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve.

    Supplemental Type Certificates can be issued for proposed aircraft modifications directly by the FAA, or on behalf of the FAA by one of the 31 holders of currently active Designated Alteration Station authorizations as of January 1, 2000. The FAA designates what types of Supplemental Type Certificates can be issued by each Designated Alteration Station. Our subsidiary Hollingsead, as one of the 31, can directly issue many of the Supplemental Type Certificates we and our customers require for our systems integration operations. In many cases, this has increased the speed with which we can obtain such certificates and help bring our customers' systems to market.

    After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package. We have nine Parts Manufacturer Approvals and over 200 supplements to those approvals. In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility's production quality control system. Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate. We routinely apply for and receive such Parts Manufacturer Approval supplements. In order to perform the actual installations of a modification, we are also required to have FAA approval. This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates. In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station. As of January 1, 2000, we had nine authorized repair stations.

    In addition to its approval of design, production, and installation, the FAA certifies personnel. Several of our engineering personnel have been certified by the FAA to perform specific tasks related to the design, production, and performance of aircraft modifications. Such certified personnel include mechanics and repairmen. The FAA also delegates some of its oversight responsibilities, such as testing and inspection responsibilities, to FAA-certified Designated Engineering Representatives. We employ or contract for several of such designated representatives who evaluate engineering design data packages, ensure compliance with applicable FAA regulations, oversee product testing to ensure airworthiness, and work with the FAA to obtain approvals of those data packages.

    U. S. military specification standards are frequently used by both military and commercial customers in the aircraft industry to define and control characteristics of a product. Through the use of a government Qualified Parts List and Qualified Vendor's List, a customer may be assured that a product or service has met all of the requirements set forth in the military specification. Parts listed with a Qualified Parts List allow others to reliably design parts to interface with such parts as a result of the military specification standards used. We believe that we hold more Qualified Parts Lists for our contact product line than any other manufacturer.

SALES AND MARKETING

    Product line managers and our product engineering staff provide technical sales support for our direct sales personnel and agents. We may also assign responsibility for marketing, sales and/or services for key customers to one of our senior executives. We have nine authorized distributors who purchase, stock and resell several of our product lines.

    Our systems integration services are sold by sales managers on our staff who are assigned to geographic territories. Because of the significant amount of technical engineering work required in the sales process, our sales managers are generally assisted by a support team of program management, installation and engineering personnel. Each support team specializes in safety systems, in-flight entertainment, or navigation systems. These support teams continue to manage the project throughout the entire integration process.

CUSTOMERS

    We estimate that in 1999, we sold our products and services to about 1,300 customers on a pro forma basis. Our primary customers include manufacturers of aircraft and related avionics equipment, airlines, aircraft component manufacturers and distributors, and aircraft repair and modification companies. The following customers accounted for 10.0% or more of our consolidated pro forma revenues:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                                  PRO FORMA
                  SIGNIFICANT CUSTOMER(A)                        REVENUES(B)
------------------------------------------------------------  ------------------
Boeing(c)...................................................              16.0%
Textron(d)..................................................              15.6
Bombardier..................................................              12.7
                                                                 -------------
  Total pro forma revenues..................................              44.3%
                                                                 =============

------------------------

       (a) All of our operating groups derive revenues from each of the customers.

       (b) Historical data is not deemed to be meaningful because it is not reflective of the companies we have recently acquired. Historical data is presented in Note 6 of our financial statements.

       (c) Reflects only our direct revenues from Boeing. Excludes revenues from components we provide indirectly to Boeing through our sales to other Boeing suppliers.

       (d) Includes Cessna.

    Most of our sales to Boeing are pursuant to contracts which may be terminated by Boeing at any time and include various terms favorable to the buyer. For example, one provides that we must extend to Boeing any reductions in prices or lead times that we provide to other customers and that we must match other suppliers' price reductions of more than five percent, or delete the affected products from the contract. Another contract relieves Boeing from any obligation to order products covered by the contract if Boeing's customers request an alternate supplier, or our product is not technologically competitive in Boeing's judgment, or Boeing changes the design of an aircraft so that our products are no longer needed, or Boeing reasonably determines that we cannot meet its requirements in the amounts and within the schedules it requires. Our contracts with Boeing also generally grant Boeing an irrevocable non-exclusive worldwide license to use our designs, tooling and other intellectual property rights related to products sold to Boeing, if we default, or suffer a bankruptcy filing, or transfer our manufacturing rights to a third party.

MANUFACTURING AND QUALITY CONTROL

    Many of our product lines use process-specific equipment and procedures that have been custom-designed or fabricated to provide high-quality products at relatively low cost. Some of our key product lines are vertically integrated, which we believe improves our product performance, customer service and competitive pricing.

    We have conducted programs to reduce costs including overhead expenses. In some cases, these programs have involved the use of proprietary equipment or processes which have enabled us to reduce costs without reducing quality levels.

    Several of our key customers have developed their own design, product performance, manufacturing process and quality system standards and require their suppliers to comply with such standards. As a result, we have developed and conducted comprehensive quality policies and procedures which meet or exceed our customers' requirements. Many of our customers have recognized formally the effectiveness of our quality programs by issuing quality approval letters and awarding quality compliance certificates. In addition, some of our customers have authorized our inspection personnel also to act as their authorized quality representatives. That authorization enables us to ship directly into the inventory stockrooms of these customers, eliminating the need for inspection at the receiving end.

    We use sophisticated equipment and procedures to ensure the quality of our products and to comply with United States military specifications and FAA certification requirements. We perform a variety of testing procedures, including environmental testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

RAW MATERIALS AND COMPONENT PARTS

    The components we manufacture require the use of various raw materials including gold, aluminum, copper, rhodium, plating chemicals, hardwoods and plastics. The availability and prices of these materials may fluctuate. Their price is a significant component in, and part of, the sales price of many of our products. Although some of our contracts have prices tied to raw materials prices, we cannot always recover increases in raw materials prices in our product sale prices. We also purchase a variety of manufactured component parts from various suppliers. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in our ability to obtain necessary raw materials and component parts may affect our ability to meet customer production needs.

INTELLECTUAL PROPERTY AND PROPRIETARY INFORMATION

    We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights which we believe are important to our business in the aggregate, but not individually.

COMPETITION

    We operate in a highly competitive industry and compete with a number of companies, many of whom have significantly greater financial, technological, manufacturing and marketing resources than we do. We believe that our ability to compete depends on high product performance, short lead-time and timely delivery, competitive price and superior customer service and support.

    The niche markets within the aircraft industry that we serve are relatively fragmented, with several competitors offering the same products and services we provide. Due to the global nature of the aircraft industry, competition comes from both U.S. and foreign companies.

    Our principal competitors in contacts and connectors are large and diversified corporations which produce a broad range of products. In other areas we generally face a group of smaller companies and enterprises, except for the corporate aircraft manufacturers, which are generally part of large and diversified companies.

GROUP--PRINCIPAL PRODUCTS AND SERVICES--PRINCIPAL COMPETITORS
-------------------------------------------------------------
CABIN MANAGEMENT GROUP
  INTERIOR FURNISHINGS
    - Aviart
    - Custom Aircraft Cabinets
    - Hiller
    - Corporate aircraft manufacturers and independent
      completion and modification companies
  SEATING
    - Aircraft Modular Products, a division of BE Aerospace
    - ERDA
  COMPOSITE COMPONENTS
    - AAR
    - Burnham
    - Fibre Art
    - Plastic Fab
    - Sealed Composites Works
    - The Nordam Group
  ENTERTAINMENT AND CABIN CONTROL SYSTEMS
    - Aerospace Lighting
    - Baker Electronics
    - DPI Labs
    - Grimes Aerospace
    - Nellcor Puritan Bennett
    - Air Show / Pacific Systems

SPECIALTY AVIONICS GROUP
  COCKPIT AUDIO, COMMUNICATION, LIGHTING AND POWER AND
    CONTROL DEVICES
    - Becker Avionics
    - Crane ELDEC
    - Diehl GmbH
    - Gables Engineering
    - Page Aerospace
  ELECTRICAL CONTACTS
    - Amphenol
    - Deutsch Engineered Connecting Devices, a division of
      Deutsch
  CONNECTORS AND HARNESS ASSEMBLIES
    - AMP (connectors)
    - Electronic Cable Specialists (harness assemblies)
    - ITT Cannon (connectors)
    - Radiall S.A. (connectors)
  LIQUID CRYSTAL DISPLAY DEVICES
    - Cristalloid

SYSTEMS INTEGRATION GROUP
  AUXILIARY FUEL SYSTEMS AND AUXILIARY POWER UNITS
    - Allied Signal (power units)
    - Marshall Engineering (fuel systems)
  INTEGRATION OF CABIN AND FIGHT DECK SYSTEMS
    - Electronic Cable Specialists (avionics support structures)
    - Engineering departments of airlines
    - Numerous independent airframe maintenance and modification companies

BACKLOG

    As of December 31, 1999, we had an aggregate sales order backlog of $156.1 million compared to $143.9 million as of December 31, 1998, all on a pro forma basis. Orders are generally filled within twelve months; however, our orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them. Period-to-period comparisons of backlog figures may not be meaningful. For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

EMPLOYEES

    As of December 31, 1999, we had 2,536 employees, of whom 1,997 were in manufacturing operations, 261 were in engineering, 183 were in finance and administration and 95 were in sales. The foregoing numbers include 83 temporary employees but do not reflect the anticipated employee reductions resulting from the Hollingsead and Elsinore Engineering restructuring. None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes since DeCrane Aircraft was formed. We believe that we generally have a good relationship with our employees.

ENVIRONMENTAL MATTERS

    Our facilities and operations are subject to various federal, state, local, and foreign environmental laws and regulations, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. In addition, some environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA) and similar state laws, impose strict liability upon persons responsible for releases or potential releases of hazardous substances. That liability generally is retroactive, and may create "joint and several" liability among multiple parties who have some relationship to a site or a source of waste. We have sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws. We have received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency regarding our use of several of those sites. In addition, some of our operations are located on properties which are contaminated to varying degrees.

    We have not incurred, nor do we expect to incur, liabilities in any significant amount as a result of the foregoing matters, because in these cases other entities have been held primarily responsible, the levels of contamination are sufficiently low so as not to require remediation, or we are indemnified against such costs. In most cases, we do not believe that we have any material liability for past waste disposal. However, in a few cases, we do not have sufficient information to assess our potential liability, if any. It is possible, given the potentially retroactive nature of environmental liability, that we will receive additional notices of potential liability relating to current or former activities.

    Some of our manufacturing processes create wastewater which requires chemical treatment, and one of our facilities was cited for excessive quantity and strength of its wastewater. The costs associated with remedying that failure have not been material. In addition, volatile organic compounds were discovered at a different facility of ours during groundwater sampling in 1998. We have completed a voluntary cleanup program there and have received a "no further action" letter.

    We believe that we have been and are in substantial compliance with environmental laws and regulations and that we have no liabilities under environmental laws and regulations, except for liabilities which we do not expect would likely have a material adverse effect on our business, financial position, results of operations or cash flows. However, some risk of environmental liability is inherent in the nature of our business, and we might in the future incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws and regulations.

    NEW PRODUCT DEVELOPMENT

    We continually evaluate opportunities to improve and expand our product offerings and during 1999 invested $4.3 million to develop new products that incorporate new technologies to meet the demands of our customers while meeting the various requirements of the airline industry.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    You may reference Note 19 in the Notes to Consolidated Financial Statements for a summary of our revenue and assets broken down by geographic area.

AVAILABLE INFORMATION

    You may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room located at 450 Fifth St., NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our SEC filings on line at the SEC home page (http://www.sec.gov).

REPORTS TO SECURITY HOLDERS

    We will provide annual reports and quarterly reports to our security holders. The annual reports we provide will contain financial information that has been reviewed and audited by a certified public accountant. The quarterly financial information will have been prepared and reviewed by management.

ITEM 2. PROPERTIES

FACILITIES

    Our principal facilities are described in the following table. We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future.

                                                                                                APPROXIMATE      LEASE
                   LOCATION                                  FACILITY DESCRIPTION                 SQ. FT.      EXPIRATION
----------------------------------------------  ----------------------------------------------  ------------   ----------
LEASED FACILITIES
Wichita, KS (two buildings)...................  Manufacturing, engineering and administration     156,500         2007
Georgetown, DE (a)............................     Manufacturing and aircraft modifications       110,000         2041
El Segundo, CA................................  Manufacturing, engineering and administration      81,300         2010
Columbia, MD..................................  Manufacturing, engineering and administration      65,923         2007
Garden Grove, CA (b)..........................  Manufacturing, engineering and administration      58,303         2007
Denton, TX (three buildings)..................  Manufacturing, engineering and administration      47,905         2015
Goleta, CA....................................                   Engineering                       33,200         2010
Wichita, KS...................................         Manufacturing and administration            33,000         2009
Stuart, FL....................................  Manufacturing, engineering and administration      29,700         2008
Orlando, FL...................................         Manufacturing and administration            28,500         2010
Hatfield, PA..................................  Manufacturing, engineering and administration      27,500         2002
Bioggio, Switzerland..........................                  Manufacturing                      21,915         2004
Denton, TX (d)................................         Manufacturing and administration            20,000         2015
Orlando, FL (c)...............................                  Manufacturing                      20,000         2000
Mezzovico, Switzerland........................                  Manufacturing                      18,046         2001
Lewisville, TX (d)............................                  Manufacturing                      13,000         2004
Garden Grove, CA (b)..........................                    Warehouse                        10,000         2003
Seattle, WA...................................                    Warehouse                        10,000         2001
North Little Rock, AR (three buildings) (e)...                   Engineering                        8,828         2000
Santa Ana, CA.................................         Engineering and aircraft hanger              8,816         2000
El Segundo, CA................................             Corporate administration                 7,853         2007
Anaheim, CA...................................                  Manufacturing                       6,036         2004
Goleta, CA (b)................................                   Engineering                        5,816         2000
Hutchinson, KS................................                  Manufacturing                       5,300         2000
Bioggio, Switzerland (two buildings)..........                  Administration                      4,660         2000
Tucson, AZ....................................               Field service office                     580         2000
Quebec, Canada................................               Field service office                     380         2000
Wichita, KS...................................               Field service office                     350         2000
Cedex, France.................................               Field service office                     210         2000

OWNED FACILITIES
Seattle, WA (six buildings)...................  Manufacturing, engineering and administration      87,382
Pooler, GA....................................         Manufacturing and administration            24,000
North Little Rock, AR (e).....................          Manufacturing and engineering              20,000
North Little Rock, AR.........................  Manufacturing, engineering and administration      18,000

OWNED AND LEASED FACILITIES--SUBLEASED TO
OTHERS
Seattle, WA (owned)...........................                   Office space                      34,229
Santa Fe Springs, CA (leased).................          Manufacturing and office space             24,000         2000
Santa Fe Springs, CA (leased).................          Manufacturing and office space             17,600         2000
Wiltshire, United Kingdom (leased)............          Manufacturing and office space              4,823         2013

------------------------------

(a) Includes a 25,000 square foot expansion under construction and expected to be ready for occupancy in 2000.

(b) Will be vacated in 2000 and subleased in conjunction with the Hollingsead and Elsinore Engineering restructuring.

(c) Will be replaced with a 33,000 square foot building under construction and expected to be ready for occupancy in 2000; the new lease will expire in 2010.

(d) During 2000, the Lewisville, TX facility will be vacated and subleased for the remaining lease term upon occupancy of the Denton, TX facility.

(e) A new, owned 20,000 square foot facility is under construction and expected to be ready for occupancy in 2000; upon occupancy, the three leased buildings will be vacated and subleased for the remainder of their lease terms, if any.

ITEM 3. LEGAL PROCEEDINGS

    As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board (TSB) notified us that they recovered burned wire which was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of our subsidiaries. We are fully cooperating with the on-going TSB investigation. Although the TSB has not issued a final report, it has advised us that it has no evidence to date that the system we installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against us, and many other parties unaffiliated with us, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. We intend to defend the claims vigorously.

    We are a party to a license agreement with McDonnell Douglas (now a part of Boeing) pursuant to which we may request specified data in order to design and market modifications to aircraft manufactured by McDonnell Douglas. Under the agreement, we are to pay McDonnell Douglas a royalty of five percent of the net sales price of all modifications sold by us for which we have requested data from McDonnell Douglas. We requested data for a single modification, which we believe is exempt from the agreement's provision requiring royalties. In 1996, McDonnell Douglas made a demand for $650,000 for royalties. We do not believe that we are obligated to McDonnell Douglas in any amount. However, if the claim is asserted, and if we are unsuccessful in defending it, we may be required to pay royalties to McDonnell Douglas.

    We are party to other litigation incident to the normal course of business. We do not believe that the outcome of any of such other matters in which we are currently involved will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no established public trading market for our shares. We sold all of our issued and outstanding shares to DeCrane Holdings, our parent company, in August 1998. We have not sold any shares since that time, nor have we received any bids for the purchase thereof.

HOLDERS

    As of March 30, 2000, there is one holder of common stock of the Company.

DIVIDENDS

    We have not paid dividends to date on our stock and do not anticipate paying any cash dividends in the foreseeable future. The terms of our bank credit facility and senior subordinated note indenture restrict our ability to pay dividends if we do not meet certain financial criteria.

RECENT SALE OF UNREGISTERED SECURITIES

    You may reference Note 13 in the Notes to Consolidated Financial Statements for a description of all unregistered securities sold by us in 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,(1)
                                                     ----------------------------------------------------------------
                                                                                                   1998
                                                                                      -------------------------------
                                                                                      EIGHT MONTHS      FOUR MONTHS
                                                                                          ENDED            ENDED
                                                                                       AUGUST 31,       DECEMBER 31,
                                                       1995       1996       1997         1998              1998         1999(5)
                                                     --------   --------   --------   -------------    --------------   ---------
                                                                    (PREDECESSOR)(2)                         (SUCCESSOR)(2)
STATEMENT OF OPERATIONS DATA:
Revenues...........................................  $55,839    $65,099    $108,903      $90,077          $60,356         244,048
Cost of sales(3)...................................   43,463     49,392      80,247       60,101           42,739         165,871
                                                     -------    -------    --------      -------          -------       ---------
Gross profit.......................................   12,376     15,707      28,656       29,976           17,617          78,177
Selling, general and administrative expenses(4)....    9,426     10,747      15,756       19,351           10,274          40,803
Amortization of intangible assets..................    1,115        709         905        1,347            3,148          13,073
                                                     -------    -------    --------      -------          -------       ---------
Operating income...................................    1,835      4,251      11,995        9,278            4,195          24,301
Interest expense...................................    3,821      4,248       3,154        2,350            6,852          27,918
Terminated debt offering expenses..................       --         --          --          600               --              --
Other expenses (income), net.......................      382        108         243          247              335            (199)
                                                     -------    -------    --------      -------          -------       ---------
Income (loss) before provision for income taxes and
  extraordinary item...............................   (2,368)      (105)      8,598        6,081           (2,992)         (3,418)
Provision for income taxes (benefit)(5)............    1,078        712       3,344        2,892           (2,668)            952
                                                     -------    -------    --------      -------          -------       ---------
Income (loss) before extraordinary item............   (3,446)      (817)      5,254        3,189             (324)         (4,370)
Extraordinary loss from debt refinancing(6)........       --         --      (2,078)          --           (2,229)             --
                                                     -------    -------    --------      -------          -------       ---------
Net income (loss)..................................  $(3,446)   $  (817)   $  3,176      $ 3,189          $(2,553)         (4,370)
                                                     =======    =======    ========      =======          =======       =========

OTHER FINANCIAL DATA:
Cash flows from operating activities...............  $ 1,457    $ 2,958    $  4,641      $ 3,014          $ 1,008          15,200
Cash flows from investing activities...............   (1,462)   (24,016)    (27,809)     (87,378)          (1,813)       (152,774)
Cash flows from financing activities...............       41     21,051      22,957       89,871           (1,597)        142,052
EBITDA(7)..........................................    5,471      7,602      16,915       13,743           13,476          56,526
EBITDA margin(8)...................................      9.8%      11.7%       15.5%        15.3%            22.3%           23.2%
Depreciation and amortization(9)...................  $ 3,636    $ 3,351    $  4,920      $ 4,358          $ 4,604          19,186
Capital expenditures:
  Paid in cash(10)                                     1,203      5,821       3,842        1,745            1,813           7,262
  Financed with capital lease obligations..........       33        414         182          116               48           1,711
Ratio of earnings to fixed charges(11).............       --        1.0x        3.3x         3.0x              --              --

OTHER OPERATING DATA:
Bookings(12).......................................  $50,785    $81,914    $112,082      $94,439          $54,021         252,100
Backlog at end of period(13).......................   19,761     44,433      49,005       84,184           75,388         156,100

                                                                          AS OF DECEMBER 31,(1)
                                                              ----------------------------------------------
                                                               1995       1996       1997         1998           1999
                                                              --------   --------   --------   -------------   --------
                                                                     (PREDECESSOR)(2)               (SUCCESSOR)(2)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   305    $   320    $   206      $  3,518         7,918
Working capital.............................................   12,583     10,486     24,772        46,033        29,249
Total assets................................................   36,329     69,266     99,137       330,927       525,736
Total debt(14)..............................................   24,672     42,250     38,838       186,765       315,651
Mandatorily redeemable preferred stock and common stock
  warrants..................................................    1,633      6,879         --            --            --
Stockholders' equity (deficit)..............................   (1,697)     1,236     39,527        97,921       106,241

        See accompanying Notes to Selected Consolidated Financial Data.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

 (1) Reflects the results of operations and financial position of companies we acquired for all periods subsequent to their respective acquisition dates as follows:


        - the remaining 25% minority interest in Cory
          Components--February 20, 1996;

        - Aerospace Display Systems--September 18, 1996;

        - Elsinore Engineering--December 5, 1996;

        - Audio International--November 14, 1997;

        - Avtech--June 26, 1998;

        - Dettmers--June 30, 1998;

        - PATS--January 22, 1999;

        - PPI--April 23, 1999;

        - Custom Woodwork--August 5, 1999;

        - PCI NewCo--October 6, 1999;

        - International Custom Interiors--October 8, 1999;
          and

        - Infinity--December 17, 1999.

 (2) Reflects our results of operations and financial position prior to (predecessor) and subsequent to (successor) our acquisition by DLJ.

 (3) Includes non-cash charges to reflect:

       - cost of sales based on the fair value of inventory acquired of $4.4 million for the four months ended December 31, 1998 in connection with the DLJ acquisition and $1.6 million for the twelve months ended December 31, 1999 in connection with the PPI and Custom Woodworks acquisitions, collectively referred to as non-cash acquisition charges; and

       - an inventory write-down of $6.0 million for the twelve months ended December 31, 1999 related to restructuring the operations of two of our subsidiaries.

 (4) Reflects $3.6 million of non-capitalized transaction costs associated with the DLJ acquisition in August 1998 and a $3.9 million charge related to restructuring the operations of two of subsidiaries, $1.3 million of which was a non-cash asset impairment write-down.

 (5) Prior to the acquisition of the remaining 25% minority interest in Cory Components in 1996, DeCrane Aircraft did not consolidate the earnings of Cory Components for tax purposes. As such, despite a consolidated pre-tax loss in each of the years, DeCrane Aircraft recorded a provision for income taxes from 1993 up to the date of the acquisition in 1996 which primarily relates to Cory Components. For the four months ended December 31, 1998, includes a $2.6 million benefit from the reduction of the deferred tax valuation allowance.

 (6) Represents:

       - the write-offs, net of an income tax benefit, of deferred financing costs, unamortized original issue discounts, a prepayment penalty and other related expenses incurred as a result of the repayment of debt by DeCrane Aircraft with the net proceeds from its initial public offering in April 1997; and

       - the write-offs, net of an income tax benefit, of deferred financing costs as a result of the repayment of our then existing indebtedness in connection with the DLJ acquisition and the refinancing of the bridge notes during the four months ended December 31, 1998.

 (7) EBITDA equals operating income plus depreciation, amortization, the 1999 restructuring charge, DLJ advisory fees, non-cash acquisition related charges described in Note 3 above and other non-operating costs. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to income from operations or net income computed in accordance with generally accepted accounting principles, as an indicator of our operating performance, as an alternative to cash flow from operating activities or as a measure of liquidity. The funds depicted by EBITDA are not available for our discretionary use due to funding requirements for working capital, capital expenditures, debt service, income taxes and other commitments and contingencies. We believe that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method, and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.

 (8) EBITDA margin is computed by dividing EBITDA by revenues.

 (9) Reflects depreciation and amortization of plant and equipment and goodwill and other intangible assets. Excludes amortization of deferred financing costs and debt discounts that are classified as a component of interest expense.

 (10) Includes $4.4 million for the year ended December 31, 1996 related to our acquisition of a manufacturing facility.

 (11) For purposes of calculating the ratio of earnings to fixed charges, earnings represent net income before income taxes, minority interests in the income of majority-owned subsidiaries, cumulative effect of an accounting change, extraordinary items and fixed charges. Fixed charges consist of:

       - interest, whether expensed or capitalized;

       - amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized; and

       - one-third of rental expenses under operating leases which is considered to be a reasonable approximation of the interest portion of such expense.

     There were deficiencies of earnings to cover fixed charges for the year ended December 31, 1995, the four months ended December 31, 1998 and the year ended December 31, 1999 of $2.3 million, $2.9 million and $3.2 million, respectively.

 (12) Bookings represent the total invoice value of purchase orders received during the period.

 (13) Orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

 (14) Total debt is defined as long-term debt, including current portion, and short-term borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    Our financial position and results of operations have been affected by our history of acquisitions. Since our formation in 1989, we have completed seventeen acquisitions of businesses or assets. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial statements included herein, consist of:

    CABIN MANAGEMENT GROUP

    - Audio International, acquired on November 14, 1997;

    - Dettmers, acquired on June 30, 1998;

    - PPI, acquired on April 23, 1999;

    - Custom Woodwork, acquired on August 5, 1999;

    - PCI NewCo, acquired on October 6, 1999;

    - International Custom Interiors, acquired on October 8, 1999; and

    - The Infinity Partners, acquired on December 17, 1999.

    SPECIALTY AVIONICS GROUP

    - Avtech, acquired on June 26, 1998;

    SYSTEMS INTEGRATION GROUP

    - PATS, acquired on January 22, 1999;

    Our historical financial statements reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates. Additionally, our capital structure was significantly altered in August 1998 by the financing obtained to fund the tender offer for our stock in conjunction with our acquisition by DLJ.

THE DLJ ACQUISITION AND FINANCING

    In August 1998, DeCrane Holdings and its two subsidiaries, an acquisition subsidiary and a financing subsidiary, completed a successful $186.3 million cash tender offer for all of the shares of DeCrane Aircraft. DeCrane Holdings was organized by DLJ Merchant Banking II, L.P. and several of its affiliates. The funds for the tender offer and the refinancing of DeCrane Aircraft's existing debt were obtained from the sale of equity by DeCrane Holdings and the issuance of debt by its finance subsidiary. DeCrane Holdings received an initial capital contribution of approximately $99.0 million from the sale of its preferred and common stock and warrants to DLJ Merchant Banking. DeCrane Holdings used these funds to capitalize its finance subsidiary. The finance subsidiary then entered into a $130.0 million syndicated bank credit facility with a group of lenders led by DLJ Capital Funding, Inc. and issued $100.0 million of senior subordinated increasing rate bridge notes to DLJ Bridge Finance Inc. The finance subsidiary capitalized the acquisition subsidiary with the funds necessary to complete the tender offer.

    Upon completion of the tender offer, the acquisition and finance subsidiaries were merged into DeCrane Aircraft, and DeCrane Aircraft's existing debt was repaid. As a result of the mergers, DeCrane Aircraft became a wholly-owned subsidiary of DeCrane Holdings, and the bank credit facility and bridge notes became obligations of DeCrane Aircraft. In October 1998, DeCrane Aircraft refinanced the bridge notes with the proceeds from the sale of 12% senior subordinated notes.

    The gross purchase price for DeCrane Aircraft's shares and options was $186.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair values based on an independent appraisal and, accordingly, historical values were increased as follows: $4.4 million for inventory; $2.6 million for fixed assets; and $50.0 million to certain identifiable intangible assets. The excess of the purchase price over the fair value of the net assets acquired totaling $70.0 million was allocated to goodwill. The increase in inventory value was expensed as the inventory was sold during the four months ended December 31, 1998. The intangible assets, other than goodwill, are being amortized on a straight-line basis over periods between five and fifteen years. Goodwill is being amortized on a straight-line basis over a period of thirty years.

    In connection with the DLJ acquisition, DeCrane Holdings raised approximately $99.0 million through its sale of common stock, preferred stock, and warrants. The proceeds of those sales were contributed to the paid-in capital of DeCrane Aircraft. The DeCrane Holdings preferred stock provides for cumulative dividends that do not require payment in cash through 2003, but will be payable in cash thereafter and will be mandatorily redeemable in 2009. The DeCrane Holdings preferred stock is exchangeable into debentures that will contain customary covenants and events of default, including covenants that limit the ability of DeCrane Holdings and its subsidiaries to incur debt, pay dividends and acquire or make equity investments in other companies.

INDUSTRY OUTLOOK AND TRENDS

    We sell our products to the corporate, commercial, retrofit, aftermarket and military aircraft markets. Within these markets, our customers include original manufacturers of aircraft and related electronic equipment, aircraft repair and modification centers and commercial airlines.

    The Teal Group Corporation, an industry-recognized aerospace research group, projects delivery of 5,067 corporate aircraft between 1999 and 2008, representing an increase of approximately 52% over the 3,326 corporate aircraft that were delivered between 1989 and 1998. Similarly, the 1999 Current Market Outlook, released by The Boeing Company in June 1999, projects that the world jetliner fleet will grow from 12,600 aircraft at the end of 1998 to 19,100 aircraft by 2008, and to 28,400 aircraft by 2018. The Boeing report also projects that, between 1999 and 2008, the commercial aircraft industry will require 8,900 new commercial aircraft, and between 2009 and 2018, it will require an additional 11,250 new aircraft, both to support the projected world fleet expansion and to replace capacity lost as aircraft are removed from commercial airline service.

    Boeing has, however, announced production cutbacks in several of its lines for 2000 and 2001. Our sales to Boeing, our largest customer, have decreased due to a number of factors at the manufacturer and the overall commercial aircraft industry. For example, Boeing deliveries of its 747, 767 and 777 airplanes have declined due to the recent financial difficulties of many Asian carriers. We believe that over the next two years, Boeing's commercial aircraft deliveries will stabilize at about 490 aircraft, a decline from the record level of 620 aircraft in 1999. As a result, we expect short-term demand for our commercial aircraft products to be lower than in previous years, with recovery in the longer term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 REFLECTS THE COMBINED HISTORICAL RESULTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR) AND THE FOUR MONTHS ENDED DECEMBER 31, 1998 (SUCCESSOR).

    REVENUES. Revenues increased $93.6 million, or 62.2%, to $244.0 million for the year ended December 31, 1999 from $150.4 million for the year ended
December 31, 1998 as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1998
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $50.7         33.7%
Specialty Avionics..........................................        7.5          5.0
Systems Integration.........................................       35.9         23.9
Inter-group eliminations....................................       (0.5)        (0.4)
                                                                  -----         ----
    Total...................................................      $93.6         62.2%
                                                                  =====         ====

    CABIN MANAGEMENT. Revenues increased by $50.7 million, or 215.7% over the prior year, due to:

    - the inclusion of $42.8 million of revenues resulting from our acquisitions of Dettmers, PPI Holdings, Custom Woodwork, PCI NewCo and International Custom Interiors; and

    - a $7.9 million increase in entertainment and cabin management product revenues primarily related to volume growth.

    SPECIALTY AVIONICS. Revenues increased by $7.5 million, or 7.2% over the prior year, due to:

    - the inclusion of $15.2 million of revenues resulting from our acquisition of Avtech; offset by

    - a $7.7 million decrease in revenues due to weak demand for our commercial aircraft products.

    SYSTEMS INTEGRATION. Revenues increased by $35.9 million, or 158.8% over the prior year, due to:

    - the inclusion of $41.3 million of revenues resulting from our acquisition of PATS; offset by

    - a $5.4 million decrease in revenues due to a decline in revenues from our other products and services.

    GROSS PROFIT. Gross profit increased $30.6 million, or 64.0%, to $78.2 million for the year ended December 31, 1999. Gross profit as a percent of revenues increased to 32.0% for the year ended December 31, 1999 from 31.6% for the same period last year. The groups contributed to the increase in gross profit as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1998
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $18.8         39.5%
Specialty Avionics..........................................        5.0         10.5
Systems Integration.........................................        6.8         14.0
                                                                  -----         ----
    Total...................................................      $30.6         64.0%
                                                                  =====         ====

    CABIN MANAGEMENT. Gross profit increased by $18.8 million, or 163.5% over the prior year, due to:

    - the inclusion of $15.1 million of gross profit resulting from our acquisitions of Dettmers, PPI Holdings, Custom Woodwork, PCI NewCo and International Custom Interiors; and

    - a $3.7 million increase related to revenue growth in our entertainment and cabin management product revenues.

    SPECIALTY AVIONICS. Gross profit increased by $5.0 million, or 15.7% over the prior year, due to:

    - the inclusion of $9.5 million of gross profit resulting from our acquisition of Avtech; offset by

    - a $4.5 million decrease in gross profit due to weak demand for our commercial aircraft products.

    SYSTEMS INTEGRATION. Gross profit increased by $6.8 million, or 161.9% over the prior year, due to:

    - the inclusion of $14.2 million of gross profit resulting from our acquisition of PATS; offset by

    - a $6.0 million decrease related to the write down of inventories resulting from the restructuring; and

    - a $1.4 million decrease in gross profit due to a decline in revenues from our other products and services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.2 million, or 37.8%, to $40.8 million for the year ended December 31, 1999, from $29.6 million for the same period last year. SG&A expenses as a percent of revenues decreased to 16.7% for the year ended December 31, 1999 compared to 19.7% for the same period last year. The groups contributed to the increase in SG&A as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1998
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $ 2.5          8.4%
Specialty Avionics..........................................        3.1         10.5
Systems Integration.........................................        7.5         25.3
Corporate...................................................       (1.9)        (6.4)
                                                                  -----         ----
    Total...................................................      $11.2         37.8%
                                                                  =====         ====

    CABIN MANAGEMENT. SG&A expenses increased by $2.5 million, or 41.7% over the prior year, due to our acquisitions of Dettmers, PPI Holdings, Custom Woodwork, PCI NewCo and International Custom Interiors.

    SPECIALTY AVIONICS. SG&A expenses increased by $3.1 million, or 31.0% over the prior year, due to our acquisition of Avtech.

    SYSTEMS INTEGRATION. SG&A expenses increased by $7.5 million, or 174.4% over the prior year, due to:

    - the inclusion of $4.8 million of SG&A expenses resulting from our acquisition of PATS; and

    - a $3.9 million restructuring charge; offset by

    - a $1.2 million decrease in other selling, general and administrative expenses.

    CORPORATE. SG&A expenses decreased by $1.9 million, or 20.4% over the prior year, due to:

    - non-capitalizable tender offer expenses resulting from our acquisition by DLJ of $3.6 million recorded in 1998; partially offset by

    - a $1.7 million increase in other corporate expenses including $0.7 million for marketing and $0.6 million for non-capitalized acquisition costs.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $10.2 million, or 114.1%, for the year ended December 31, 1999. The groups contributed to the increase in depreciation and amortization expense as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1998
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $ 2.3         26.2%
Specialty Avionics..........................................        4.2         46.8
Systems Integration.........................................        3.5         39.0
Corporate...................................................        0.2          2.1
                                                                  -----        -----
    Total...................................................      $10.2        114.1%
                                                                  =====        =====

    CABIN MANAGEMENT. Depreciation and amortization expense increased by $2.3 million, or 195.7% over the prior year, due to our acquisitions of Dettmers, PPI Holdings, Custom Woodwork, PCI NewCo and International Custom Interiors.

    SPECIALTY AVIONICS. Depreciation and amortization expense increased by $4.2 million, or 62.8% over the prior year, due to our acquisition of Avtech.

    SYSTEMS INTEGRATION. Depreciation and amortization expense increased by $3.5 million, or 356.4% over the prior year, due to our acquisition of PATS.

    CORPORATE. Depreciation and amortization expense increased by $0.2 million, or 185.4% over the prior year, due to goodwill recorded from the DLJ acquisition.

    OPERATING INCOME (LOSS).  Operating income increased $10.8 million to
$24.3 million, or 80.0%, for the year ended December 31, 1999, from $13.5 million for the same period last year. Operating income as a percent of revenues increased to 10.0% for the year ended December 31, 1999, from 9.0% for the same period last year. The groups contributed to the increase in operating income as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1998
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $14.4        106.7%
Specialty Avionics..........................................       (2.5)       (18.5)
Systems Integration.........................................       (3.2)       (23.7)
Corporate...................................................        2.1         15.5
                                                                  -----        -----
    Total...................................................      $10.8         80.0%
                                                                  =====        =====

    CABIN MANAGEMENT. Operating income increased by $14.4 million, or 313.0% over the prior year, due to:

    - the inclusion of $11.4 million of operating income resulting from our acquisitions of Dettmers, PPI Holdings, Custom Woodwork, PCI NewCo and International Custom Interiors; and

    - a $3.0 million increase related to higher unit sales for entertainment and cabin management products.

    SPECIALTY AVIONICS. Operating income decreased by $2.5 million, or 13.3% over the prior year, due to:

    - a $5.4 million decrease in operating income related to weakened demand for our commercial aircraft products; offset by

    - the inclusion of $2.9 million of operating income resulting from our acquisition of Avtech.

    SYSTEMS INTEGRATION. Operating income decreased by $3.2 million, or 533.3% over the prior year, due to:

    - a $10.5 million decrease in operating income related to existing systems integration products including a restructuring charge of $9.9 million; offset by

    - the inclusion of $7.3 million of operating income resulting from our acquisition of PATS.

    CORPORATE. Operating loss decreased by $2.1 million, or 22.6% over the prior year, primarily due to a charge in 1998 related to non-capitalizable tender offer expenses resulting from our acquisition by DLJ.

    INTEREST EXPENSE. Interest expense increased $18.7 million to $27.9 million for the year ended December 31, 1999, from $9.2 million for the same period last year. Interest expense increased:

    - $16.1 million due to higher debt levels associated with the DLJ acquisition and our acquisition of companies during 1999; and

    - $2.6 million due to higher average interest rates incurred during 1999 primarily due to higher margins charged by our lenders on our debt.

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

    NET INCOME. Net income decreased $5.0 million to a net loss of $4.4 million for the year ended December 31, 1999 compared to net income of $.6 million for the same period in 1998.

    BOOKINGS AND BACKLOG. Bookings increased $103.6 million, or 69.8%, to $252.1 million for the year ended December 31, 1999 compared to $148.5 million for the same period in 1998. The increase in bookings for 1999 were primarily due to:

    - $94.5 million associated with companies we acquired in 1999; and

    - $9.1 million related to other businesses.

    Backlog increased $80.7 million to $156.1 million as of December 31, 1999 compared to $75.4 million as of December 31, 1998. The increase in backlog for 1999 includes:

    - $72.6 million attributable to existing order backlog for companies we acquired during 1999; and

    - a net $8.1 million increase occurring during 1999 representing an increase in demand for our products.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 REFLECTS THE COMBINED HISTORICAL RESULTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR) AND THE FOUR MONTHS ENDED DECEMBER 31, 1998 (SUCCESSOR).

    REVENUES. Revenues increased $41.5 million, or 38.1%, to $150.4 million for the year ended December 31, 1998 from $108.9 million for the year ended
December 31, 1997 as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1997
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $22.2         20.4%
Specialty Avionics..........................................       19.3         17.8
Systems Integration.........................................       (0.4)        (0.6)
Inter-group eliminations....................................        0.4          0.5
                                                                  -----         ----
    Total...................................................      $41.5         38.1%
                                                                  =====         ====

    CABIN MANAGEMENT. Revenues increased by $22.2 million, or 1,707.7% over the prior year, due to the inclusion of revenues resulting from our acquisition of Audio, which was acquired in November 1997, and Dettmers, which was acquired in June 1998.

    SPECIALTY AVIONICS. Revenues increased by $19.3 million, or 22.5% over the prior year, due to:

    - the inclusion of $25.2 million of revenues resulting from our acquisition of Avtech; offset by

    - a decrease in revenues of $5.9 million due to lower unit sales for electrical contacts compared to the prior year.

    SYSTEM INTEGRATION. Revenues decreased by $0.4 million, or 1.7% over the prior year, due to lower unit sales for our products.

    GROSS PROFIT. Gross profit increased $18.9 million, or 65.9%, to $47.6 million for the year ended December 31, 1998 from $28.7 million for the year ended December 31, 1997. Gross profit as a percent of revenues increased to 31.6% for the year ended December 31, 1998 from 26.4% for the year ended December 31, 1997. The groups contributed to the increase in gross profit as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1997
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $10.9         38.0%
Specialty Avionics..........................................        7.6         26.5
Systems Integration.........................................        0.4          1.4
                                                                  -----         ----
    Total...................................................      $18.9         65.9%
                                                                  =====         ====

    CABIN MANAGEMENT. Gross profit increased by $10.9 million, or 1,816.7% over the prior year, due to:

    - the inclusion of $10.3 million of gross profit resulting from our acquisitions of Audio and Dettmers; and

    - a $.6 million increase related to revenue for entertainment and cabin management products.

    SPECIALTY AVIONICS. Gross profit increased by $7.6 million, or 31.3% over the prior year, due to:

    - the inclusion of $9.6 million of gross profit resulting from our acquisition of Avtech; offset by

    - a $2.0 million decrease in gross profit related to lower commercial aircraft product revenues.

    SYSTEMS INTEGRATION. Gross profit increased by $0.4 million, or 10.5% over the prior year, related to lower unit cost for our products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.8 million, or 87.3%, to $29.6 million for the year ended December 31, 1998 from $15.8 million for the year ended
December 31, 1997. SG&A expenses as a percent of revenues increased to 19.7% for the year ended December 31, 1998 from 14.5% for the year ended December 31, 1997. The groups contributed to the increase in SG&A as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1997
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $ 5.5         34.8%
Specialty Avionics..........................................        2.0         12.6
Systems Integration.........................................        0.5          3.2
Corporate...................................................        5.8         36.7
                                                                  -----         ----
    Total...................................................      $13.8         87.3%
                                                                  =====         ====

    CABIN MANAGEMENT. SG&A expenses increased by $5.5 million, or 1,100.0% over the prior year, due to our acquisitions of Audio and Dettmers.

    SPECIALTY AVIONICS. SG&A expenses increased by $2.0 million, or 25.0% over the prior year, due to:

    - the inclusion of $4.3 million of expenses resulting from our acquisition of Avtech, which was acquired in June 1998; offset by

    - a decrease in expenses of $2.3 million related to our specialty avionics business.

    SYSTEM INTEGRATION. SG&A expenses increased $.5 million, or 13.2% over the prior year, primarily due to facility relocation costs.

    CORPORATE. SG&A expenses increased $5.8 million, or 165.7% over the prior year, as follows:

    - $3.6 million of terminated debt costs,

    - $2.2 million of other administrative costs.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4.0 million, or 82.1% for the year ended December 31, 1998. The groups contributed to the increase in depreciation and amortization expense as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1997
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................       $1.1         22.1%
Specialty Avionics..........................................        2.6         53.2
Systems Integration.........................................         .3          6.3
Corporate...................................................        0.0          0.5
                                                                   ----         ----
    Total...................................................       $4.0         82.1%
                                                                   ====         ====

    CABIN MANAGEMENT. Depreciation and amortization expense increased by $1.1 million, or 981.1% over the prior year, due to our acquisitions of Audio and Dettmers.

    SPECIALTY AVIONICS. Depreciation and amortization expense increased by $2.6 million, or 64.5% over the prior year, due to our acquisitions of Avtech.

    SYSTEM INTEGRATION.  Depreciation and amortization expense increased
$0.3 million, or 46.1% over the prior year, primarily due to goodwill recorded from the DLJ acquisition.

    OPERATING INCOME. Operating income increased $1.5 million, or 12.5%, to $13.5 million for the year ended December 31, 1998 from $12.0 million for the year ended December 31, 1997. Operating income as a percent of revenues decreased to 9.0% for the year ended December 31, 1998 from 11.0% for the year ended December 31, 1997. The groups contributed to the increase in operating income as follows:

                                                                INCREASE (DECREASE)
                                                                     FROM 1997
                                                              ------------------------
                                                                 AMOUNT       PERCENT
                                                              -------------   --------
                                                              (IN MILLIONS)
Cabin Management............................................      $ 4.7         39.2%
Specialty Avionics..........................................        2.6         21.7
Systems Integration.........................................       (0.5)        (4.2)
Corporate...................................................       (5.3)       (44.2)
                                                                  -----        -----
    Total...................................................      $ 1.5         12.5%
                                                                  =====        =====

    The $1.5 million increase included:

    - an overall $13.0 million increase in operating income, including
      $12.0 million from our acquisitions of Audio International, Avtech and Dettmers; offset by

    - a $4.3 million charge for the portion of the DLJ purchase price allocated to inventory and charged to cost of sales;

    - a $3.6 million increase in amortization expense associated with acquisitions, including the DLJ acquisition; and

    - a $3.6 million charge for non-capitalizable costs associated with the DLJ acquisition.

    INTEREST EXPENSE. Interest expense increased $6.0 million, or 187.5%, to $9.2 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. This increase resulted primarily from the higher debt levels associated with the DLJ acquisition.

    PROVISION FOR INCOME TAXES. During the year ended December 31, 1998, we decreased our provision for income taxes by $3.2 million to $0.2 million from $3.4 million for the year ended December 31, 1997, as a result of lower income before taxes and the reduction of our deferred tax asset valuation allowance by $2.6 million. This decrease was significantly offset by an increase in non-deductible expenses, particularly the amortization of intangible assets, during the same period. We have approximately $17.4 million and $0.6 million in loss carry forwards available at December 31, 1998 for federal and state income tax purposes.

    EXTRAORDINARY LOSS FROM DEBT REFINANCING.  During the year ended
December 31, 1998, we incurred a $2.2 million extraordinary charge, net of an estimated $1.5 million income tax benefit, as a result of the refinancing of the bridge notes with a units offering consisting of notes and warrants. During the year ended December 31, 1997, we incurred a $2.1 million extraordinary charge, net of an estimated $1.4 million income tax benefit, as a result of a debt refinancing with the proceeds from our initial public offering.

    NET INCOME. Net income decreased $2.6 million to $0.6 million for the year ended December 31, 1998 compared to $3.2 million for the same period in 1997 primarily due to the higher amortization, interest and other expenses associated with the DLJ acquisition.

    BOOKINGS AND BACKLOG. Bookings increased $36.4 million, or 32.5%, to $148.5 million for the year ended December 31, 1998 compared to $112.1 million for the same period in 1997. The increase in bookings for 1998 includes:

    - $23.9 million attributable to Cabin Management; and

    - $15.4 million attributable to Specialty Avionics.

    As of December 31, 1998, we had a sales order backlog of $75.4 million compared to $49.0 million as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations and third party borrowings.

    For the year ended December 31, 1999, we generated $15.2 million of cash from operating activities, which is the net of $23.4 million of cash generated from operations after adding back depreciation, amortization and other noncash items, and $6.5 million used for working capital and $1.7 million resulting from a decrease in other liabilities. The following factors contributed to the $6.5 million working capital increase:

    - a net $15.4 million increase in inventory due to longer lead times involved with production at acquired companies, and increases to meet revenue growth; and

    - the payment of $3.0 million of accrued contingent consideration incurred in 1998.

    The working capital increases were offset by:

    - a $6.1 million accounts receivable decrease due to timing differences relating to completing of projects and the associated collection;

    - a net $4.9 million increase in accounts payable and accrued expenses due to timing differences between when liabilities are incurred and when they are paid; and

    - a $0.9 million increase in income taxes payable due to higher current taxable income.

    Cash used for investing activities during the year ended December 31, 1999 consisted of $145.7 million for the PATS, PPI, Custom Woodwork, PCI NewCo, International Custom Interiors, and Infinity acquisitions, including
$3.0 million of contingent consideration paid during 1999, and $7.2 million for capital expenditures. We anticipate spending $11.4 million for capital expenditures in 2000.

    Net cash provided by financing activities was $142.1 million for the year ended December 31, 1999 and was primarily used to fund our acquisitions. We obtained these funds primarily by borrowing $135.0 million of term debt under our senior credit facility. We also received a $14.4 million equity contribution from DeCrane Holdings, our parent company, and a $5.0 million customer advance. With these funds we purchased PATS, PPI, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity Partners. Additionally, we used $34.7 million to repay our revolving credit facility borrowings and to make senior term debt principal payments.

    At December 31, 1999, senior credit facility borrowings totaling
$213.2 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. At December 31, 1999 we had $29.2 million of working capital, $25.0 million of borrowings available under our working capital senior credit facility and $25.0 million available under our acquisition senior credit facility. We believe that the current levels of working capital and amounts available under our senior credit facilities will enable us to meet our liquidity requirements for the next twelve months.

    The DLJ acquisition and our 1999 acquisitions created substantial debt for us, resulting in significant debt service obligations. Although we cannot be certain, we anticipate that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the foreseeable future. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

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

SWISS FRANC FORWARD EXCHANGE CONTRACTS

    Some of the contact blanks we use in the production of our contacts are manufactured at our Swiss facility and shipped to our El Segundo, California facility for plating and assembly. In 1997 and 1998, solely in an effort to mitigate the effects of currency fluctuations between the U.S. Dollar and the Swiss Franc, we entered into forward exchange contracts at fixed rates. We plan to continue efforts to mitigate this risk in the future. We do not engage in any currency exchange transactions for trading or speculative purposes. Realized and unrealized gains and losses on foreign exchange contracts are recognized currently in the consolidated statements of operations.

COMPLIANCE OF KEY SYSTEMS WITH YEAR 2000 PERFORMANCE STANDARDS

    We modified our systems to be Year 2000 compliant, and as a result, we have not experienced significant Year 2000 related problems. Our computer software and hardware was modified or replaced to ensure Year 2000 readiness. We believe that our significant vendors and service providers are Year 2000 compliant and we have not, to date, been made aware that any significant vendors or service providers have experienced Year 2000 disruptions in their systems. Accordingly, we do not anticipate additional material expenses or operational disruptions as a result of any Year 2000 issues.

    As of January 1, 2000, costs associated with addressing the Year 2000 issued have not been significant. The cost related primarily to the use of internal staff to modify programs in order to achieve Year 2000 compliance. All cost were funded from operating cash flow and, for the most part, were expensed as incurred.

    Although we have not experienced any Year 2000 problems to date, there can be no certainty that any future unforeseen Year 2000 problem will not adversely affect our results of operations, liquidity or financial position or adversely affect our relationships with our customers, suppliers, vendors or others.

COMMON EUROPEAN CURRENCY

    The Treaty on European Economic and Monetary Union provides for the introduction of a single European currency, the Euro, in substitution for the national currencies of the member states of the European Union that adopt the Euro. In May 1998, the European Council determined the 11 member states that met the requirement for the Monetary Union and the currency exchange rates among the currencies for the member states joining the Monetary Union. The transitory period for the Monetary Union started on January 1, 1999. According to the European Council Resolution of July 7, 1997, the transition will be made in three steps, beginning with a transition period from January 1, 1999 to December 31, 2001, in which currency accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist. From January 1, 2002 to June 30, 2002, local currencies will be exchanged for Euros. On July 1, 2002, local currencies are scheduled to disappear. We could incur transitional costs as we redesign our software systems to reflect the adoption of the new currency, but we do not expect such costs to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At December 31, 1999, the current prime rate was 8.25% and the current Euro-Dollar rate was 6.49%. Based on $213.2 million of variable-rate debt outstanding as of December 31, 1999, a hypothetical one percent rise in interest rates, to 9.25% for prime rate borrowings and 7.49% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $2.1 million annually. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

    The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $92,000,000 at December 31, 1999. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

    FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts during the twelve months ended December 31, 1999 and no such contracts are open as of that date, we may do so in the future depending on our assessment of future foreign exchange rate trends.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                  PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Accountants.........................      30

  Consolidated Balance Sheets as of December 31, 1998 and
    1999....................................................      31

  Consolidated Statements of Operations for the year ended
    December 31, 1997, the eight months ended August 31,
    1998, the four months ended December 31, 1998 and the
    year ended December 31, 1999............................      32

  Consolidated Statements of Stockholder's Equity for the
    year ended December 31, 1997, the eight months ended
    August 31, 1998, the four months ended December 31, 1998
    and the year ended December 31, 1999....................      33

  Consolidated Statements of Cash Flows for the year ended
    December 31, 1997, the eight months ended August 31,
    1998, the four months ended December 31, 1998 and the
    year ended December 31, 1999............................      35

  Notes to Consolidated Financial Statements................      36

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

  For the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended
    December 31, 1998 and the year ended December 31, 1999

    II - Valuation and Qualifying Accounts..................      69

    All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholder of
DeCrane Aircraft Holdings, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 1998 and 1999 and the results of their operations and cash flows for the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended December 31, 1998 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 3, 2000

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS

Current assets
  Cash and cash equivalents.................................  $  3,518   $  7,918
  Accounts receivable, net..................................    30,441     39,580
  Inventories...............................................    34,281     58,721
  Deferred income taxes.....................................     4,300      5,592
  Prepaid expenses and other current assets.................     3,897      2,114
                                                              --------   --------
    Total current assets....................................    76,437    113,925
Property and equipment, net.................................    28,160     37,700
Other assets, principally intangibles, net..................   226,330    374,111
                                                              --------   --------
      Total assets..........................................  $330,927   $525,736
                                                              ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Short-term borrowings.....................................  $    283   $  --
  Current portion of long-term debt.........................     1,529      5,070
  Accounts payable..........................................     6,383     14,948
  Accrued liabilities.......................................    18,466     61,082
  Income taxes payable......................................     3,743      3,576
                                                              --------   --------
    Total current liabilities...............................    30,404     84,676
                                                              --------   --------
Long-term debt..............................................   184,953    310,581
Deferred income taxes.......................................    16,990     21,249
Other long-term liabilities.................................       659      2,989
                                                              --------   --------

Commitments and contingencies (Note 15)

Stockholder's equity
  Cumulative convertible preferred stock, $.01 par value,
    8,314,018 shares authorized; none issued and outstanding
    as of December 31, 1998 and 1999........................     --         --
  Undesignated preferred stock, $.01 par value, 10,000,000
    shares authorized; none issued and outstanding as of
    December 31, 1998 and 1999..............................     --         --
  Common stock, $.01 par value, 9,924,950 shares authorized;
    100 shares issued and outstanding as of December 31,
    1998 and 1999...........................................     --         --
  Additional paid-in capital................................   100,200    117,158
  Notes receivable for shares sold..........................     --        (2,468)
  Accumulated deficit.......................................    (2,553)    (6,923)
  Accumulated other comprehensive income (loss).............       274     (1,526)
                                                              --------   --------
    Total stockholder's equity..............................    97,921    106,241
                                                              --------   --------
      Total liabilities and stockholder's equity............  $330,927   $525,736
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
Revenues.........................................    $ 108,903        $90,077        $ 60,356       $244,048
Cost of sales....................................       80,247         60,101          42,739        165,871
                                                     ---------        -------        --------       --------
    Gross profit.................................       28,656         29,976          17,617         78,177
                                                     ---------        -------        --------       --------
Operating expenses
  Selling, general and administrative expenses...       15,756         19,351          10,274         40,803
  Amortization of intangible assets..............          905          1,347           3,148         13,073
                                                     ---------        -------        --------       --------
    Total operating expenses.....................       16,661         20,698          13,422         53,876
                                                     ---------        -------        --------       --------
Income from operations...........................       11,995          9,278           4,195         24,301
Other expenses
  Interest expense...............................        3,154          2,350           6,852         27,918
  Terminated debt offering expenses..............      --                 600         --              --
  Other expenses (income)........................          243            247             335           (199)
                                                     ---------        -------        --------       --------
Income (loss) before provision (benefit) for
  income taxes and extraordinary item............        8,598          6,081          (2,992)        (3,418)
Provision (benefit) for income taxes.............        3,344          2,892          (2,668)           952
                                                     ---------        -------        --------       --------
Income (loss) before extraordinary item..........        5,254          3,189            (324)        (4,370)
Extraordinary loss from debt refinancing, net of
  income tax benefit.............................       (2,078)        --              (2,229)        --
                                                     ---------        -------        --------       --------
Net income (loss)................................    $   3,176        $ 3,189        $ (2,553)      $ (4,370)
                                                     =========        =======        ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             ACCUMULATED
                             CUMULATIVE                                                                         OTHER
                             CONVERTIBLE   UNDESIGNATED       COMMON STOCK       ADDITIONAL                 COMPREHENSIVE
                              PREFERRED     PREFERRED     --------------------    PAID-IN     ACCUMULATED      INCOME
                                STOCK         STOCK        SHARES      AMOUNT     CAPITAL       DEFICIT        (LOSS)        TOTAL
                             -----------   ------------   ---------   --------   ----------   -----------   -------------   --------
PREDECESSOR
Balance, December 31,
  1996.....................   $ 13,850       $--             85,593   $   216      $--         $(12,951)       $   121      $ 1,236
                                                                                                                            -------
Comprehensive income
  Net income...............     --            --             --         --          --            3,176         --            3,176
  Translation adjustment...     --            --             --         --          --           --               (260)        (260)
                                                                                                                            -------
                                                                                                                              2,916
                                                                                                                            -------
Delaware reorganization....     --            --             --          (215)         215       --             --            --
Adjustment to estimated
  redemption value of
  mandatorily redeemable
  common stock warrants....     --            --             --         --          --           (2,203)        --           (2,203)
Recapitalization
  Conversion of preferred
    stock into common
    stock..................    (13,850)       --          1,941,804        19       13,831       --             --            --
  Cashless exercise and
    conversion of
    warrants...............     --            --            524,293         6        6,097       --             --            6,103
  Cancellation of
    mandatorily redeemable
    common stock
    warrants...............     --            --             --         --          --            1,143         --            1,143
Initial Public Offering
  Proceeds from the
    offering, net..........     --            --          2,700,000        27       28,229       --             --           28,256
  Cancellation of
    mandatorily redeemable
    common stock warrants
    upon debt repayment and
    reclassification of
    warrants no longer
    redeemable.............     --            --             --         --           1,836       --             --            1,836
  Common stock issued
    pursuant to
    anti-dilution
    provisions.............     --            --             50,743     --             609         (609)        --            --
Cashless exercise of common
  stock warrants...........     --            --             16,130     --          --           --             --            --
Stock option compensation
  expense..................     --            --             --         --             240       --             --              240
                              --------       -------      ---------   -------      -------     --------        -------      -------
Balance, December 31,
  1997.....................     --            --          5,318,563        53       51,057      (11,444)          (139)      39,527
Comprehensive income
  Net income...............     --            --             --         --          --            3,189         --            3,189
  Translation adjustment...     --            --             --         --          --           --                 94           94
                                                                                                                            -------
                                                                                                                              3,283
                                                                                                                            -------
Sale of common stock.......     --            --          2,206,177        22       34,793       --             --           34,815
Exercise of stock
  options..................     --            --            575,692         6        8,206       --             --            8,212
                              --------       -------      ---------   -------      -------     --------        -------      -------
Balance, August 31, 1998...   $ --           $--          8,100,432   $    81      $94,056     $ (8,255)       $   (45)     $85,837
                              ========       =======      =========   =======      =======     ========        =======      =======

________________________________________________________________________________

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         NOTES                     ACCUMULATED
                                                                                       RECEIVABLE                     OTHER
                       CONVERTIBLE   UNDESIGNATED      COMMON STOCK       ADDITIONAL      FOR                     COMPREHENSIVE
                        PREFERRED     PREFERRED     -------------------    PAID-IN       SHARES     ACCUMULATED      INCOME
                          STOCK         STOCK        SHARES     AMOUNT     CAPITAL        SOLD        DEFICIT        (LOSS)
                       -----------   ------------   --------   --------   ----------   ----------   -----------   -------------
SUCCESSOR
Sale of common
  stock..............    $--           $--              100    $ --        $ 99,000      $--          $--            $--
Comprehensive income
  (loss)
  Net loss...........     --            --            --         --          --           --           (2,553)        --
  Translation
    adjustment.......     --            --            --         --          --           --           --                274
                                                                                                                     -------
                                                                                          --
Value of warrants
  issued in
  connection withdebt
  offering...........         --            --           --         --        1,200           --           --             --
                         -------       -------      -------    -------     --------      -------      -------        -------
Balance, December 31,
  1998...............     --            --              100      --         100,200       --           (2,553)           274
                                                                                                                     -------
Comprehensive income
  (loss)
  Net loss...........     --            --            --         --          --           --           (4,370)        --
  Translation
    adjustment.......     --            --            --         --          --           --           --             (1,800)
                                                                                                                     -------
Compensatory stock
  option expense.....     --            --            --         --             143       --           --             --
Capital contributions
  and related notes
  receivable issued
  in connection with
  shares sold........     --            --            --         --          16,815       (2,447)      --             --
Notes receivable
  interest accrued...     --            --            --         --          --              (21)      --             --
                         -------       -------      -------    -------     --------      -------      -------        -------
Balance, December 31,
  1999...............    $--           $--              100    $ --        $117,158      $(2,468)     $(6,923)       $(1,526)
                         =======       =======      =======    =======     ========      =======      =======        =======


                        TOTAL
                       --------
SUCCESSOR
Sale of common
  stock..............  $ 99,000
Comprehensive income
  (loss)
  Net loss...........    (2,553)
  Translation
    adjustment.......       274

                         (2,279)
                       --------
Value of warrants
  issued in
  connection withdebt
  offering...........     1,200
                       --------
Balance, December 31,
  1998...............    97,921

Comprehensive income
  (loss)
  Net loss...........    (4,370)
  Translation
    adjustment.......    (1,800)

                         (6,170)
                       --------
Compensatory stock
  option expense.....       143
Capital contributions
  and related notes
  receivable issued
  in connection with
  shares sold........    14,368
Notes receivable
  interest accrued...       (21)
                       --------
Balance, December 31,
  1999...............  $106,241
                       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      (PREDECESSOR)                    (SUCCESSOR)
                                                              -----------------------------   -----------------------------
                                                                              EIGHT MONTHS     FOUR MONTHS
                                                               YEAR ENDED         ENDED           ENDED        YEAR ENDED
                                                              DECEMBER 31,     AUGUST 31,     DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998            1998            1999
                                                              -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................    $  3,176        $  3,189        $  (2,553)      $  (4,370)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization...........................       5,372           4,454            4,983          20,817
    Noncash portion of restructuring charge.................      --              --              --                7,242
    Deferred income taxes...................................      (1,281)         (2,339)          (5,072)           (380)
    Extraordinary loss from debt refinancing................       2,078          --                2,229         --
    Other, net..............................................         654            (360)             (97)            132
    Changes in assets and liabilities, net of effect from
      acquisitions
      Accounts receivable...................................      (3,159)         (3,621)          (2,929)          6,141
      Inventories...........................................      (4,956)         (2,017)           4,313         (15,358)
      Prepaid expenses and other assets.....................        (136)            (58)            (562)             96
      Accounts payable......................................        (361)         (1,127)          (1,754)          3,754
      Accrued liabilities...................................      (1,041)          3,524            2,250          (2,059)
      Income taxes payable..................................       4,295           1,374              108             862
      Other long-term liabilities...........................      --                  (5)              92          (1,677)
                                                                --------        --------        ---------       ---------
        Net cash provided by operating activities...........       4,641           3,014            1,008          15,200
                                                                --------        --------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, net of cash acquired..........     (23,597)        (85,808)         --             (145,706)
  Capital expenditures......................................      (3,842)         (1,745)          (1,813)         (7,262)
  Other, net................................................        (370)            175          --                  194
                                                                --------        --------        ---------       ---------
        Net cash used for investing activities..............     (27,809)        (87,378)          (1,813)       (152,774)
                                                                --------        --------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of Predecessor
    Proceeds from senior credit facility and bridge notes...      --              --              191,722         --
    Proceeds from sale of common stock......................      --              --               99,000         --
    Proceeds from stock options exercised...................      --              --                4,314         --
    Purchase of shares outstanding..........................      --              --             (186,310)        --
    Repayment of existing credit facility...................      --              --              (93,000)        --
    Transaction fees and expenses...........................      --              --              (15,726)        --
  Common stock offerings and application of net proceeds
    Net proceeds from the sale of common stock..............      28,933          34,815          --              --
    Borrowings under credit facility........................      12,312          --              --              --
    Repayment of debt.......................................     (42,160)        (34,815)         --              --
  Term debt borrowings......................................      --              --              --              135,000
  Capital contribution......................................      --              --              --               14,368
  Customer advance..........................................      --              --              --                5,000
  Deferred financing costs..................................      --              --              --               (4,348)
  Net borrowings (repayments) under revolving line of credit
    agreements..............................................      26,503          91,261           (1,103)         (5,800)
  Principal payments on term debt, capitalized leases and
    other debt..............................................      (2,770)         (1,317)            (458)         (1,953)
  Other, net................................................         139             (73)             (36)           (215)
                                                                --------        --------        ---------       ---------
        Net cash provided by (used for) financing
          activities........................................      22,957          89,871           (1,597)        142,052
                                                                --------        --------        ---------       ---------
Effect of foreign currency translation on cash..............          97              26              181             (78)
                                                                --------        --------        ---------       ---------
Net increase (decrease) in cash and cash equivalents........        (114)          5,533           (2,221)          4,400
Cash and cash equivalents at beginning of period............         320             206            5,739           3,518
                                                                --------        --------        ---------       ---------
Cash and cash equivalents at end of period..................    $    206        $  5,739        $   3,518       $   7,918
                                                                ========        ========        =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

    DeCrane Aircraft Holdings, Inc. and subsidiaries (the "Company" or "DeCrane Aircraft") manufactures cabin management products for the corporate aircraft market and manufactures specialty aviation electronic components and provides systems integration services for the corporate, commercial, retrofit, aftermarket and military markets. During 1999, the Company reorganized its businesses into three separate operating groups: Cabin Management, Specialty Avionics and Systems Integration.

    As a result of the DLJ acquisition in August 1998 (Note 2), the Company became a wholly-owned subsidiary of DeCrane Holdings Co. ("DeCrane Holdings").

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries and partnership interests. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

    As a result of the DLJ acquisition in August 1998 (Note 2), the Company has presented its results of operations, changes in stockholder's equity and cash flows on a predecessor/successor basis.

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

PROPERTY AND EQUIPMENT

    Property and equipment for companies acquired are stated at fair value as of the date the acquisition occurred and at cost for all subsequent additions. Property and equipment are depreciated using the straight-line method over their estimated useful lives. Useful lives for machinery and equipment range from two to twenty years. Building and building improvements are depreciated using the straight-line method over their estimated useful lives of forty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or remaining lease term, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. The costs for improvements are capitalized. Upon retirement or disposal, the cost and accumulated depreciation of property and equipment are reduced and any gain or loss is recorded in income or expense.

OTHER ASSETS

    Goodwill is amortized on a straight-line basis over thirty years from the date the acquisition occurred. Additional goodwill resulting from contingent consideration payments subsequent to the acquisition date is amortized prospectively over the remaining period of the initial thirty-year term. Other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from five to fifteen years. Deferred financing costs are amortized using either the straight-line or effective interest method, over the term of the related debt.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. In 1999, the Company recorded a $1,259,000 pre-tax charge to reflect the impairment loss resulting from the closing of a manufacturing facility (Note 5).

ACCRUED WARRANTIES

    The Company sells some products to customers with various repair or replacement warranties. The terms of the warranties vary according to the customer and/or product involved. The most common warranty period is the earlier of:

    - 12 to 60 months from the date of delivery to the operator; or

    - 42 months from the date of manufacture.

    Provisions for estimated future warranty costs are made in the period corresponding to the sale of the product and such costs have been within management's expectations. Classification between short and long-term warranty obligations is estimated based on historical trends.

DERIVATIVES

    The Company does not use derivative financial instruments for trading purposes but only to manage well-defined foreign exchange rate risks. Market value gains and losses on forward foreign exchange contracts are recognized currently in the consolidated statements of operations.

    The Company enters into Swiss franc forward exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. Market value gains and losses on forward foreign exchange contracts recognized in the consolidated statements of operations aggregated a realized net gain (loss) of ($487,000), $323,000 and $146,000 for the year ended December 31, 1997, the eight months ended August 31, 1998 and the four months ended December 31, 1998, respectively. The Company had no open forward exchange contracts as of December 31, 1998 and did not enter in any such contracts during the year ended December 31, 1999.

INCOME TAXES

    Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments are held for purposes other than trading. The estimated fair value of the Company's long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. The estimated fair value of the Company's $100,000,000 senior subordinated debt is approximately $92,000,000 at December 31, 1999. All other non-derivative financial instruments as of December 31, 1999 and all non-derivative instruments as of December 31, 1998, including the senior subordinated debt, approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations. The estimated fair value of foreign currency forward exchange contracts is based on quotes obtained from various financial institutions that deal in this type of instrument.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The financial statements of the Company's U.K. and Swiss subsidiaries have been translated into U.S. dollars from their functional currencies, pounds sterling and Swiss francs, respectively, in the consolidated financial statements. Assets and liabilities have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period. The net translation adjustment is reflected as a component of accumulated comprehensive income or loss within stockholder's equity.

    Realized foreign currency exchange gains (losses) included in other income or expense in the consolidated statements of operations were ($72,000) for the year ended December 31, 1997, ($411,000) for the eight months ended August 31, 1998, ($262,000) for the four months ended December 31, 1998 and $530,000 for the year ended December 31, 1999.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Such costs were $1,195,000 for the eight months ended August 31, 1998, $832,000 for the four months ended December 31, 1998 and $4,264,000 for the year ended December 31, 1999. Research and development costs were not significant for the year ended December 31, 1997.

STOCK OPTION PLAN

    As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

REVENUE RECOGNITION

    Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recorded when products are shipped. Revenues for long-term contracts are recognized under the percentage-of-completion method using the total contract price, actual costs incurred to date and an estimate of the completion costs. Any anticipated losses on contracts are charged to operations when identified.

STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - THE DLJ ACQUISITION

    In July 1998, a newly incorporated entity, DeCrane Holdings Co., and two other holding companies were organized by DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities to carry out a tender offer for all the shares of the Company's common stock, including options to purchase shares which became immediately vested, for $23.00 per share. At the completion of the tender offer in August 1998, the two other holding companies merged with the Company. All of the Company's old outstanding shares were canceled and, as a result, the Company became a wholly-owned subsidiary of DeCrane Holdings. The Company incurred nonrecurring charges totaling $3.6 million (pre-tax) during the eight months ended August 31, 1998 in conjunction with the transaction. This transaction, referred to herein as the DLJ

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 - THE DLJ ACQUISITION (CONTINUED) acquisition, results in a predecessor entity and a successor entity for purposes of reporting the results of operations and cash flows included in the accompanying financial statements.

    The gross purchase price for the Company's shares and options was $186.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair values based on an independent appraisal and, accordingly, historical values were increased as follows:

    - $4.4 million to inventory;

    - $2.6 million to property and equipment; and

    - $50.0 million to certain identifiable intangible assets.

    The excess of the purchase price over the fair value of the net assets acquired totaling $70.0 million was allocated to goodwill. The increase in inventory value was expensed as the inventory was sold during the four months ended December 31, 1998. The intangible assets, other than goodwill, are being amortized on a straight-line basis over periods between five and fifteen years. Goodwill is being amortized on a straight-line basis over a period of thirty years. As a result of the tender offer, the Company terminated a debt offering which was in process at that time and recorded a $0.6 million pre-tax charge for the eight months ended August 31, 1998 for the estimated costs incurred.

    Concurrent with the Company's acquisition by DLJ, the Company was required to repay all of its borrowings under its then existing credit facility. In order to fund the purchase of the shares in the tender offer, repay the credit facility and pay expenses incurred in connection therewith, the Company:

    - received a $99.0 million equity contribution from DeCrane Holdings;

    - entered into a new syndicated senior secured credit facility; and

    - issued $100.0 million of senior subordinated increasing rate notes (referred to herein as the bridge notes).

    In October 1998, subsequent to the Company's acquisition by DLJ and its related financing, the bridge notes were repaid with the proceeds from the Company's issuance of $100.0 million of 12% senior subordinated notes which were paired in units with warrants to purchase 155,000 shares of DeCrane Holdings common stock. In conjunction with the repayment of the Company's existing credit facility indebtedness concurrent with the DLJ acquisition and the repayment of the bridge notes, the Company recorded a $2.2 million extraordinary charge, net of income tax benefit of $1.5 million, during the four months ended
December 31, 1998.

NOTE 3 - ACQUISITIONS

    During the three years ended December 31, 1999, the Company acquired:

    CABIN MANAGEMENT GROUP

    - all of the common stock of Audio International, Inc., an Arkansas-based designer and manufacturer of entertainment and cabin control systems for corporate aircraft, on November 14, 1997;

    - substantially all of the assets of Dettmers Industries, Inc., a Florida-based designer and manufacturer of seats for corporate aircraft, on June 30, 1998;

    - all of the common stock of PPI Holdings, Inc., a Kansas-based designer and manufacturer of interior furniture components for corporate aircraft, on April 23, 1999;

    - substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for corporate aircraft, on August 5, 1999;

    - substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for corporate aircraft, on October 6, 1999;

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS (CONTINUED)
    - all of the common stock of International Custom Interiors, Inc., a Florida-based designer and manufacturer of interior furniture components and provider of upholstery services for corporate aircraft, on October 8, 1999; and

    - substantially all of the assets of The Infinity Partners, Ltd., a Texas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft, on December 17, 1999.

    SPECIALTY AVIONICS GROUP

    - all of the common stock of Avtech Corporation., a Washington-based designer and manufacturer of avionics components for commercial and corporate aircraft, on June 26, 1998;

    SYSTEMS INTEGRATION GROUP

    - all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems for corporate aircraft and a manufacturer of aircraft auxiliary power units, on January 22, 1999;

    The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values. The consolidated financial statements reflect the acquired companies subsequent to their respective acquisition dates. The acquisitions are summarized in the following table.

                                                                     (PREDECESSOR)            (SUCCESSOR)
                                                              ----------------------------   -------------
                                                                              EIGHT MONTHS
                                                               YEAR ENDED        ENDED           YEAR
                                                              DECEMBER 31,     AUGUST 31,    DECEMBER 31,
                                                                  1997            1998           1999
                                                              -------------   ------------   -------------
                                                                     (IN THOUSANDS)               (IN
                                                                                              THOUSANDS)
Paid in cash
  Purchase price............................................     $24,000        $85,552         $140,819
  Acquisition related costs.................................         726          1,519            4,491
                                                                 -------        -------         --------
    Total purchase price....................................     $24,726        $87,071         $145,310
                                                                 =======        =======         ========
Maximum aggregate contingent consideration payable, based on
  future attainment of defined performance criteria.........     $ 6,000        $ 2,000         $ 48,950
                                                                 =======        =======         ========
Adjustments to reflect assets acquired at fair value
  Increase to historical value of inventory acquired........     $--            $--             $  1,606
  Increase to historical value of property and equipment....      --              6,672          --
  Identifiable intangible assets recorded...................      --             --               15,341
  Difference between the total purchase price and the fair
    value of the net assets acquired recorded as goodwill at
    the time of acquisition.................................      20,110         59,979          110,922

    The 1997 and 1998 acquisitions were funded with borrowings under the Company's then existing credit facility. The 1999 acquisitions were funded with $135,000,000 of borrowings under the Company's senior credit facility, equity contributions from DeCrane Holdings as described in Note 13 and a $5,000,000 customer advance to be offset against amounts receivable from future product deliveries.

    The increase in inventory value was charged to operations as the inventory was sold during the periods immediately following acquisition. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from seven and fifteen years. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS (CONTINUED)
    Based upon the acquired companies level of attainment of their defined performance criteria for the years ended December 31, 1998 and 1999, the Company recorded contingent consideration payable of $3,000,000 in 1998 and $29,825,000 in 1999, resulting in a corresponding increase in goodwill. The contingent consideration is included in accrued liabilities in the consolidated financial statements. The Company's maximum contingent consideration payment obligations remaining as of December 31, 1999 are described in Note 15.

NOTE 4 - UNAUDITED PRO FORMA RESULTS OF OPERATIONS FOR THE DLJ AND OTHER ACQUISITIONS

    Unaudited pro forma consolidated results of operations are presented in the table below for the twelve months ended December 31, 1998 and 1999. The results of operations reflect the Company's 1998 acquisition by DLJ and the Company's 1998 and 1999 acquisitions as if all of these transactions were consummated as of January 1, 1998.

                                                                 PRO FORMA FOR THE
                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                                1998          1999
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Revenues...................................................   $ 268,470     $ 296,581
Loss before extraordinary item.............................      (5,313)         (323)

    The pro forma results of operations do not purport to represent what actual results would have been if the transactions described above occurred on such dates or to project the results of operations for any future period. The above information reflects adjustments for inventory, depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company following the acquisitions. In 1998, income excludes the effect of a $2,229,000 extraordinary loss incurred in connection with debt refinancings.

NOTE 5 - RESTRUCTURING, ASSET IMPAIRMENT AND OTHER NONRECURRING CHARGES

    In December 1999, the Company announced a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group. The restructuring is a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

    In connection with the restructuring plan, the Company recorded nonrecurring pre-tax charges to operations of $9,935,000 for restructuring costs including severance and other exit costs, asset impairments and inventory reserves. Of this amount, $5,983,000 is included in cost of goods sold for inventory write-downs as a consequence of exiting the manufacturing business. The remaining $3,952,000 is included in selling, general and administration expenses related to all other restructuring costs, as described below:

    - The Company's restructuring plan resulted in the impairment of certain property and equipment related to the closing of the manufacturing facility. As a result, these plant assets were written down to their net realizable value.

    - Lease termination and other related costs includes primarily the net loss expected to be incurred on the remaining existing lease under a long-term rental agreement at the facility being vacated following the restructuring. The loss has been reduced by the expected sublease income.

    - Severance and other compensation costs relate to the termination of approximately forty employees. The majority of these employees are hourly workers located in the manufacturing facility, which is expected to cease operations in April 2000. The remainder of the work force reduction consists of the elimination of duplicate administrative personnel following the consolidation of the operations.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5 - RESTRUCTURING, ASSET IMPAIRMENT AND OTHER NONRECURRING CHARGES (CONTINUED)

    The Company commenced the restructuring during 1999 and expects to complete the plan in the third quarter of fiscal 2000. Accruals for restructuring costs and asset impairments were made when the Company's Board of Directors approved the restructuring plan. Of the total charge, $7,242,000 represents a noncash write-down of assets. Components of the restructuring, asset impairment and other nonrecurring charges are as follows:

                                                                                     BALANCE AT
                                                               TOTAL     AMOUNTS    DECEMBER 31,
                                                              CHARGES    INCURRED       1999
                                                              --------   --------   -------------
                                                                        (IN THOUSANDS)
Write-down of inventory.....................................   $5,983    $(5,983)      $--
Write-down of property and equipment........................    1,259     (1,259)      --
Severance and other compensation............................    1,077       (293)         784
Lease termination and other related costs...................      752        (31)         721
Other exit costs............................................      864       (188)         676
                                                               ------    -------       ------
  Total restructuring, asset impairments and other
    nonrecurring charges....................................   $9,935    $(7,754)      $2,181
                                                               ======    =======       ======

    The total restructuring, asset impairment and other nonrecurring charges above include costs totaling $787,000 that were incurred during the first three quarters of 1999 and related primarily to downsizing activities within the Systems Integration Group prior to the adoption of the formal restructuring plan.

    During the eight months ended August 31, 1998, the Company recorded a $3,632,000 pre-tax nonrecurring charge in connection with its acquisition by DLJ. This amount is included in selling, general and administrative expenses.

NOTE 6 - ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

ACCOUNTS RECEIVABLE

    Accounts receivable is net of an allowance for doubtful accounts of $581,000 and $1,966,000 at December 31, 1998 and 1999, respectively. Included in accounts receivable are unbilled receivables under long-term contracts totaling $4,156,000 at December 31, 1998 (none at December 31, 1999).

    The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign corporate and commercial aircraft industries. Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk. Under certain circumstances, deposits or cash-on-delivery terms are required. The Company maintains reserves for potential credit losses and generally, such losses have been within management's expectations.

SIGNIFICANT CUSTOMERS

    Three customers each accounted for more than 10% of the Company's consolidated revenues. The Company's operating groups who derive revenue from each such customer are parenthetically noted.

                                                  (PREDECESSOR)                    (SUCCESSOR)
                                           ----------------------------   -----------------------------
                                                           EIGHT MONTHS    FOUR MONTHS
                                            YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                           DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                               1997            1998           1998            1999
                                           -------------   ------------   -------------   -------------
Boeing (all groups)......................      19.0%           17.3%           20.1%          19.0%
Textron (all groups).....................     --              --             --               12.8%
Matsushita (Specialty Avionics)..........      11.2%            7.6%            5.6%           4.8%

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 6 - ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS (CONTINUED)
    If the Company had completed its 1998 and 1999 acquisitions at the beginning of 1998, three customers would have accounted for 10% or more of the Company's consolidated pro forma revenues. The Company's operating groups who derive revenue from each customer are parenthetically noted.

                                                                     PRO FORMA
                                                                      FOR THE
                                                                   TWELVE MONTHS
                                                                       ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1998            1999
                                                              --------        --------
                                                                    (UNAUDITED)
Boeing (all groups).........................................    23.2%           16.0%
Textron (all groups)........................................    12.9%           15.6%
Bombardier (all groups).....................................     7.4%           12.7%

    Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.

NOTE 7 - INVENTORIES

    Inventories are comprised of the following as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $19,221    $28,249
Work-in process.............................................    7,231     20,520
Finished goods..............................................    7,829      9,952
                                                              -------    -------
  Total inventories.........................................  $34,281    $58,721
                                                              =======    =======

    Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are engineering costs related to long-term contracts that will be recoverable based on future sales in the amount of $897,000 and $5,720,000 at December 31, 1998 and 1999, respectively. Periodic assessments are performed to ensure recoverability of engineering costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 1998 and 1999.

NOTE 8 - PROPERTY AND EQUIPMENT

    Property and equipment includes the following as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................  $12,576    $17,938
Land, buildings and leasehold improvements..................   11,967     17,704
Computer equipment and software, furniture and fixtures.....    3,230      8,563
Tooling.....................................................    2,162      2,476
                                                              -------    -------
  Total cost................................................   29,935     46,681
  Accumulated depreciation and amortization.................   (1,775)    (8,981)
                                                              -------    -------
    Net property and equipment..............................  $28,160    $37,700
                                                              =======    =======

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 8 - PROPERTY AND EQUIPMENT (CONTINUED)
    Property and equipment under capital leases included above consist of the following as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................   $ 693      $  781
Computer equipment and software, furniture and fixtures.....     243       2,220
                                                               -----      ------
  Total cost................................................     936       3,001
  Accumulated depreciation and amortization.................    (204)       (280)
                                                               -----      ------
    Net property and equipment..............................   $ 732      $2,721
                                                               =====      ======

    Depreciation of property and equipment under capital leases is included in depreciation expense in the consolidated financial statements.

NOTE 9 - OTHER ASSETS

    Other assets includes the following as of December 31, 1998 and 1999 and is net of accumulated amortization for the respective periods as parenthetically noted:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill (net of $1,839 and $9,371).........................  $167,836   $302,733
Identifiable intangibles
  FAA certification (net of $675 and $2,824)................    29,716     29,567
  Other identifiable intangibles (net of $642 and $3,999)...    18,992     28,932
Deferred financing costs (net of $343 and $1,973)...........     8,787     12,054
Other non-amortizable assets................................       999        825
                                                              --------   --------
  Other assets, net.........................................  $226,330   $374,111
                                                              ========   ========

NOTE 10 - ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Acquisition related contingent consideration................  $  3,000   $ 29,825
Salaries, wages, compensated absences and payroll related
  taxes.....................................................     6,147      8,673
Customer deposits...........................................     --         8,072
Accrued interest............................................     2,946      3,228
Other accrued liabilities...................................     6,373     11,284
                                                              --------   --------
  Total accrued liabilities.................................  $ 18,466   $ 61,082
                                                              ========   ========

NOTE 11 - BORROWINGS

SHORT-TERM BORROWINGS

    The Company's Swiss subsidiary had a short-term revolving credit facility with a Swiss bank under which Swiss franc denominated borrowings of $283,000 were outstanding at December 31, 1998. The borrowings were repaid during 1999 and the credit facility was terminated.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 - BORROWINGS (CONTINUED)
LONG-TERM DEBT

    Long-term debt includes the following amounts as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior credit facility
  $25 million working capital revolving line of credit......  $  5,800   $  --
  $25 million acquisition revolving line of credit..........     --         --
  Term loans................................................    79,888    213,213
12% senior subordinated notes...............................   100,000    100,000
Capital lease obligations and equipment term financing, with
  interest at 6.5% to 21.0%, secured by equipment...........       367      2,411
Other.......................................................       427         27
                                                              --------   --------
  Total long-term debt......................................   186,482    315,651
  Less current portion......................................    (1,529)    (5,070)
                                                              --------   --------
    Long-term debt, less current portion....................  $184,953   $310,581
                                                              ========   ========

    During 1999, the Company amended its senior credit facility and borrowed $135,000,000 to finance its 1999 acquisitions.

SENIOR CREDIT FACILITY

    The senior credit facility provides for term loan borrowings in the aggregate principal amount of $215,000,000 and revolving lines of credit for borrowings up to an aggregate principal amount of $25,000,000 each for working capital and to finance acquisitions. Principal payments for term loan borrowings are due in increasing amounts over the next seven years and all borrowings under the revolving loan facility must be repaid by September 30, 2004. Loans under the senior credit facility generally bear interest based on a margin over, at the Company's option, the prime rate or the Euro-Dollar rate. The margins applicable to certain portions of amounts borrowed may vary depending upon the Company's consolidated debt leverage ratio. Currently, the applicable margins are 1.25% to 2.50% for prime rate borrowings and 2.50% to 3.75% for Euro-Dollar borrowings. The weighted-average interest rate on all senior credit facility borrowings outstanding was 9.56% as of December 31, 1999. Borrowings under the senior credit facility are secured by substantially all of the assets of the Company. The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.

12% SENIOR SUBORDINATED NOTES

    In October 1998, the bridge notes issued in connection with the DLJ acquisition were repaid with the net proceeds from the Company's issuance of $100,000,000 of 12% senior subordinated notes, which were paired in units with warrants to purchase 155,000 shares of DeCrane Holdings common stock. The senior subordinated notes will mature on September 30, 2008; interest is payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 1999. The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness. Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium. In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 - BORROWINGS (CONTINUED)

AGGREGATE MATURITIES

    The total annual maturities of long-term debt outstanding as of December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
Year ending December 31,
2000........................................................     $    5,070
2001........................................................          7,348
2002........................................................         11,072
2003........................................................         13,405
2004........................................................         28,918
2005 and thereafter.........................................        249,838
                                                                 ----------
  Total long-term debt......................................     $  315,651
                                                                 ==========

NOTE 12 - INCOME TAXES

    Income (loss) before income taxes and extraordinary item was taxed under the following jurisdictions:

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Domestic.........................................     $ 7,509         $ 5,637        $(3,345)        $(3,532)
Foreign..........................................       1,089             444            353             114
                                                      -------         -------        -------         -------
  Total..........................................     $ 8,598         $ 6,081        $(2,992)        $(3,418)
                                                      =======         =======        =======         =======

    The provisions for income taxes (benefit) are as follows:

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Current
  U.S. federal...................................     $ 3,231         $ 3,835        $ 1,560         $    89
  State and local................................         968           1,275            699           1,140
  Foreign........................................         426             121            145             103
                                                      -------         -------        -------         -------
    Total current................................       4,625           5,231          2,404           1,332
                                                      -------         -------        -------         -------
Deferred
  U.S. federal...................................      (1,021)         (1,932)        (4,150)            (76)
  State and local................................        (279)           (435)          (816)           (284)
  Foreign........................................          19              28           (106)            (20)
                                                      -------         -------        -------         -------
    Total deferred...............................      (1,281)         (2,339)        (5,072)           (380)
                                                      -------         -------        -------         -------
Total provision
  U.S. federal...................................       2,210           1,903         (2,590)             13
  State and local................................         689             840           (117)            856
  Foreign........................................         445             149             39              83
                                                      -------         -------        -------         -------
    Total provision..............................     $ 3,344         $ 2,892        $(2,668)        $   952
                                                      =======         =======        =======         =======

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 - INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income
(loss) before income taxes and extraordinary item as a result of the following differences:

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Income tax (benefit) at U.S. statutory rates.....     $2,923          $2,068         $(1,017)        $(1,162)
Increase (decrease) resulting from
  Amortization of assets and other expenses not
    deductible for income tax purposes...........        441             594             782           2,025
  Decrease in deferred tax asset valuation
    allowance....................................       (488)             --          (2,575)             --
  State income taxes, net of federal benefit.....        482             550             (25)            111
  Lower tax rates on earnings of foreign
    subsidiaries and foreign sales corporation...       (116)            (50)            (36)            (48)
  Other, net.....................................        102            (270)            203              26
                                                      ------          ------         -------         -------
    Income tax (benefit) at effective rates......     $3,344          $2,892         $(2,668)        $   952
                                                      ======          ======         =======         =======

    Deferred tax liabilities (assets) are comprised of the following as of December 31, 1998 and 1999:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Gross deferred tax liabilities
  Intangible assets.........................................  $ 18,320   $ 23,608
  Property and equipment....................................     4,531      4,069
  Other.....................................................       416        290
                                                              --------   --------
    Gross deferred tax liabilities..........................    23,267     27,967
                                                              --------   --------
Gross deferred tax (assets)
  Loss carryforwards........................................    (6,183)    (5,690)
  Accrued liabilities.......................................    (1,657)    (3,786)
  Inventory.................................................    (2,396)    (2,340)
  Other.....................................................      (341)      (494)
                                                              --------   --------
    Gross deferred tax (assets).............................   (10,577)   (12,310)
                                                              --------   --------
      Net deferred tax liability............................  $ 12,690   $ 15,657
                                                              ========   ========
Balance sheet classification
  Noncurrent deferred tax liability.........................  $ 16,990   $ 21,249
  Current deferred tax asset................................    (4,300)    (5,592)
                                                              --------   --------
    Net deferred tax liability..............................  $ 12,690   $ 15,657
                                                              ========   ========

    Prior to 1997, the Company incurred losses and accordingly provided a valuation allowance for its domestic deferred net tax assets. The deferred tax asset valuation allowance was reduced in 1997 by $488,000 to reflect the amount of federal and state tax loss carryforwards utilized to reduce 1997 current income taxes.

    Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and loss

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 12 - INCOME TAXES (CONTINUED)
carryforwards prior to their expiration. As a result, the Company reduced the valuation allowance by $2,575,000 during the four months ended December 31, 1998.

    The Company has approximately $15,700,000 and $1,400,000 of total loss carryforwards for federal and state income tax purposes, respectively, which includes federal loss carryforwards acquired in the Avtech acquisition. The Avtech federal loss carryforwards of $13,600,000 are subject to a limitation on its annual utilization ("Section 382 limitation"), and expire in 2018. The remaining federal and state carryforwards expire in varying amounts through 2010 and 2019, respectively. The amount of federal loss carryforwards that may be utilized in the future are subject to limitations because of the occurrence of changes in control, as defined in the Internal Revenue Code. Undistributed earnings of foreign subsidiaries are not material to the consolidated financial statements. As such, foreign taxes that may be due, net of U.S. foreign tax credits, have not been provided.

NOTE 13 - SUCCESSOR CAPITAL STRUCTURE

    Upon completion of the DLJ tender offer, all of the Company's then existing shares were canceled. The Company has 100 shares ($.01 par value) issued and outstanding as of December 31, 1998 and 1999. The Company is a wholly-owned subsidiary of DeCrane Holdings Co.

COMMON STOCK

    In August 1998, the Company received $99,000,000 from the sale of 100 shares of common stock to DeCrane Holdings. During 1999, the Company received additional cash capital contributions from DeCrane Holdings aggregating $14,368,000 (resulting from DeCrane Holdings' sale of capital stock) and used the proceeds to fund portions of the acquisitions completed during 1999.

NOTES RECEIVABLE FOR SHARES SOLD

    During 1998 and 1999, DeCrane Holdings sold mandatorily redeemable preferred and common stock in three transactions in which one-half of the purchase price was paid in cash and one-half was loaned to the purchasers by DeCrane Aircraft with interest at the then applicable federal rates. The loans bear interest at rates ranging between 4.33% and 5.74%. The loans, plus accrued interest, are payable upon the sale of the stock and are collaterialized by such stock. The resulting notes receivable, plus accrued interest, are classified as a reduction of equity in the consolidated statement of financial position. The three transactions, which resulted in loans for one-half of the total purchase price, are as follows:

    - in December 1998, a group of investors, who are related parties (Note 18), purchased mandatorily redeemable preferred and common stock for $704,000;

    - in October 1999, the same group of investors purchased an additional shares of common stock for $250,000; and

    - in December 1999, DeCrane Aircraft's management purchased common stock for $3,940,000.

DECRANE HOLDINGS COMMON STOCK OPTIONS

    In July 1999, the group of related party investors, including certain directors, were granted options for their consulting services. The group was granted options to purchase 44,612 shares of the DeCrane Holdings' common stock at $23.00 per share. The per share exercise price of the options granted was equal to the fair market value of the common stock on the grant date. The options vest over a three-year period, subject to acceleration if DLJ and its affiliates sell any of their shares of common stock.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 13 - SUCCESSOR CAPITAL STRUCTURE (CONTINUED)
    During 1999, management was also issued options to purchase common stock pursuant to the Stock Based Incentive Plan described in Note 17. The following table summarizes the status of all stock options at December 31, 1999 and for the year then ended. No options were exercised or canceled during the year.

                                                                         WEIGHTED
                                                               NUMBER    AVERAGE
                                                                 OF      EXERCISE
                                                               SHARES     PRICE
                                                              --------   --------
Options granted during the year and outstanding at
  December 31, 1999.........................................  327,534     $23.00
Options exercisable at December 31, 1999....................   57,936     $23.00

    For the compensatory stock options granted to non-directors, the Company recognized compensation expense of $143,000 for the year ended December 31, 1999. The fair value of the compensatory options granted was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.8%; expected dividend yield of 0%; expected life of 10 years; and expected stock price volatility of 67.0%. The fair value of the options granted to employees and directors was estimated on the dates of grant using the minimum value method, assuming risk free interest rates of 5.76% to 6.54% with no projected dividend yields. Unlike other permitted option pricing models, the minimum value method excludes stock price volatility, which could not be reasonably estimated for the Company.

    For the non-compensatory stock option, the Company uses APB Opinion No. 25 to account for stock-based compensation and accordingly, no compensation expense was recognized during the year ended December 31, 1999. The Company adopted the disclosure-only provisions of SFAS No. 123. The effect of applying the fair value method of SFAS No. 123 to the options granted to employees and directors in 1999 did not result in pro forma net income or loss that was materially different from the historical amounts presented.

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

NOTE 14 - PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS

    All of events and transactions described below occurred prior to the Company's acquisition by DLJ. The debt and equity securities are no longer issued or outstanding.

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

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 14 - PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS (CONTINUED) RECAPITALIZATION AND CONSUMMATION OF INITIAL PUBLIC OFFERING

    In January and March 1997, the holders of certain securities agreed to a plan for the recapitalization of the Company. Completion of the recapitalization was a condition to the consummation of the Company's initial public offering and, was effective concurrent therewith. The initial public offering, commonly referred to as an IPO, was consummated on April 16, 1997.

    The recapitalization provided for:

    - the conversion of all 6,847,705 shares of issued and outstanding cumulative convertible preferred stock into 1,941,804 shares of common stock;

    - the cashless exercise and conversion of all 52,784 and 9,355 issued and outstanding preferred stock warrants and common stock warrants, respectively, into a total of 16,585 shares of common stock;

    - the cashless exercise of 508,497 mandatorily redeemable common stock warrants (referred to herein as the redeemable warrants into a total of 507,708 shares of common stock; and

    - the cancellation of 95,368 redeemable warrants.

    Redeemable warrants exercisable into 208,968 common shares remained after the recapitalization. Of this amount, 138,075 redeemable warrants were canceled upon the consummation of the IPO and repayment of the Company's then existing senior subordinated debt and convertible notes in accordance with the terms of the respective warrant agreements. Redeemable warrants exercisable into 70,893 common shares remained after the recapitalization and the IPO and application of the net proceeds therefrom. Concurrent with the consummation of the IPO, the mandatory redemption feature of these warrants was terminated and, as a result, the value ascribed thereto was reclassified to stockholders' equity as additional paid-in capital.

    On April 16, 1997, the Company completed the IPO and sold 2,700,000 shares of common stock for $12.00 per share. Proceeds from the IPO of $30,132,000, net of $2,268,000 for underwriting discounts and commissions, together with the proceeds from borrowings under a new credit facility were used to repay amounts due under the Company's then existing senior revolving line of credit, senior term notes, senior subordinated notes and convertible notes.

DEBT REPAID WITH IPO PROCEEDS

    The Company used the net proceeds from the IPO, together with approximately $12,775,000 of proceeds from borrowings under a credit facility, to repay the following:

    - senior revolving line of credit borrowings of $15,356,000;

    - senior term notes aggregating $16,531,000;

    - senior subordinated notes payable to related parties aggregating $7,000,000; and

    - convertible notes payable to related parties aggregating $3,000,000.

    In conjunction with the debt repayment, the Company incurred a $3,436,000 extraordinary charge, before an income tax benefit of $1,358,000, which is comprised of:

    - a $1,943,000 write-off of deferred financing costs;

    - a $1,149,000 write-off of unamortized original issued discounts; and

    - a $344,000 charge for a prepayment penalty and other related expenses.

FOLLOW-ON EQUITY OFFERING

    In April 1998, the Company sold 2,206,177 shares of common stock for $17.00 per share. Net proceeds from the offering of $34,815,000 were used to partially repay borrowings outstanding under the Company's senior credit facility.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 14 - PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS (CONTINUED) MANDATORILY REDEEMABLE COMMON STOCK WARRANTS

    The table below summarizes redeemable warrant transactions during the years ended December 31, 1997.

                                                                    (PREDECESSOR)
                                                              --------------------------
                                                                               NUMBER OF
                                                                                COMMON
                                                                  AMOUNT        SHARES
                                                              --------------   ---------
                                                              (IN THOUSANDS)
Balance, December 31, 1996..................................     $ 6,879        812,833
Adjustment to redemption value to reflect the IPO per share
  price.....................................................       2,203          --
Cashless exercise and conversion pursuant to the
  recapitalization..........................................      (6,103)      (508,497)
Canceled pursuant to the Recapitalization...................      (1,143)       (95,368)
Canceled upon debt repayment with IPO proceeds..............      (1,657)      (138,075)
Reclassification of warrants no longer mandatorily
  redeemable to additional paid-in capital..................        (179)       (70,893)
                                                                 -------       --------
Balance, December 31, 1997..................................     $--              --
                                                                 =======       ========

    Prior to the IPO, the warrant holders had the right, after various dates and contingent upon certain events, to require the Company to redeem the warrants and, in certain instances, to purchase the common stock issued upon exercise of the warrants. In all instances, the redemption or purchase price, was equal to the greater of either fair market value, book value, or a value based upon a defined formula which included, in part, an earnings multiple. The redeemable warrants' value was subsequently adjusted to reflect estimated redemption value. Concurrent with the consummation of the recapitalization and IPO, the Company increased the redemption value by $2,203,000 to reflect the $12.00 per share IPO price. The adjustments to redemption value were charged (credited) to accumulated deficit.

CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

COMMON STOCK

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

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 14 - PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS (CONTINUED)

    In connection with the DLJ acquisition in August 1998, all stock options vested and were either exercised or canceled as of August 31, 1998. The following table summarizes the status of the Company's stock option plan at December 31, 1997 and 1998 and the activity for the year ended December 31, 1997 and the eight months ended August 31, 1998 preceding the DLJ acquisition:

                                                             (PREDECESSOR)
                                             ---------------------------------------------
                                                     1997                    1998
                                             --------------------   ----------------------
                                                        WEIGHTED-                 WEIGHTED
                                                         AVERAGE                  AVERAGE
                                                        EXERCISE                  EXERCISE
                                              SHARES      PRICE      SHARES        PRICE
                                             --------   ---------   --------      --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Options outstanding at beginning of year...  355,001     $ 1.724     501,260       $6.089
Granted....................................  163,662      15.574      75,000        16.85
Exercised..................................    --          --       (575,692)       7.496
Canceled...................................  (17,403)      6.228        (568)       1.234
                                             -------                --------
Options outstanding at end of year.........  501,260       6.089       --           --
                                             -------                ========
Options exercisable at end of year.........  200,444       0.921       --           --
                                             =======                ========

    The Company believes the per share exercise price of options granted through February 1996 and subsequent to January 1997 (through August 31, 1998) approximated the fair market value of the underlying common stock on the grant date. The exercise price of certain options granted from February 1996 to January 1997 were deemed to be below the fair market value of the underlying common stock on the grant date and such difference is being recognized as additional compensation expense in the consolidated financial statements on a straight line basis over the vesting period of the underlying options. Compensation expense recognized was $240,000 and $332,000 for the year ended December 31, 1997 and the eight months ended August 31, 1998, respectively.

    The Company measures compensation expense related to its employee stock option plan using the intrinsic value method as prescribed by APB Opinion No.
25. Had compensation cost for the Company's stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) would have been as follows:

                                                                  (PREDECESSOR)
                                                        ---------------------------------
                                                                            EIGHT MONTHS
                                                          YEAR ENDED            ENDED
                                                         DECEMBER 31,        AUGUST 31,
                                                             1997               1998
                                                        --------------      -------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Net income
  As reported.........................................      $3,176             $3,189
  Pro forma...........................................       3,129              2,699
Weighted-average fair value of options granted
  Compensatory stock options..........................        5.70               5.70
  Non-compensatory stock options......................        5.08               5.08

    For purposes of the pro forma presentation, the fair value for options granted subsequent to the IPO (April 16, 1997) was estimated on the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.8%; expected dividend yield of 0%; expected life of 2.5 years; and expected stock price volatility of 39.9%. The fair value for options granted prior to the IPO was estimated on the dates of grant using a minimum value method, assuming a risk-free interest rate of 5.5% to 5.7% with no projected dividend yields. Unlike other permitted option pricing

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 14 - PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS (CONTINUED) models, the minimum value method excludes stock price volatility, which could not be reasonably estimated for the Company prior to the IPO.

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

    For purposes of pro forma disclosures, the estimated fair value of options granted in fiscal years after December 31, 1994 is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 in providing the pro forma disclosures are not likely to be representative of the effects on the reported consolidated financial statements in future years.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LITIGATION

    As part of its investigation of the crash Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board ("TSB") notified the Company that they recovered burned wire which was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of the Company's subsidiaries. The Company is fully cooperating with the on-going TSB investigation. Although the TSB has not issued a final report, it has advised the Company that it has no evidence to date that the system the Company's subsidiary installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against the Company, and many other unaffiliated parties, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. The Company intends to defend the claims vigorously.

    The Company is a party to a license agreement with McDonnell Douglas (now a part of Boeing) pursuant to which the Company may request specified data in order to design and market modifications to aircraft manufactured by McDonnell Douglas. Under the agreement, the Company is to pay McDonnell Douglas a royalty of five percent of the net sales price of all modifications sold by the Company for which it has requested data from McDonnell Douglas. The Company requested data for a single modification, which the Company believes is exempt from the agreement's provision requiring royalties. In 1996, McDonnell Douglas made a demand for $650,000 for royalties. The Company believes that it is not obligated to McDonnell Douglas in any amount. However, if the claim is asserted, and if the Company is unsuccessful in defending it, the Company may be required to pay royalties to McDonnell Douglas.

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

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASE COMMITMENTS

    The Company leases certain facilities and equipment under various capital and operating leases. Certain leases require payment of property taxes and include escalation clauses. Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 1999:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Year ending December 31,
  2000......................................................   $  882     $ 3,199
  2001......................................................      853       3,070
  2002......................................................      822       3,007
  2003......................................................      155       2,714
  2004......................................................       43       2,386
  2005 and thereafter.......................................    --          4,587
                                                               ------     -------
    Total minimum payments required.........................    2,755     $18,963
                                                                          =======
    Less amount representing future interest cost...........     (344)
                                                               ------
      Recorded obligation under capital leases..............   $2,411
                                                               ======

    Total rental expense charged to operations for the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended
December 31, 1998 and the year ended December 31, 1999 was $2,065,000, $2,303,000, $1,095,000 and $3,620,000, respectively.

CONTINGENT ACQUISITION CONSIDERATION

    The maximum contingent consideration payment obligations, resulting from the acquisitions described in Note 3, are as follows as of December 31, 1999:

                                                              (IN THOUSANDS)
Based on future attainment of defined performance criteria
  for the year ending December 31,
  2000......................................................     $20,875
  2001......................................................       1,250
  2002......................................................       1,250
  2003......................................................         750
                                                                 -------
    Total maximum obligation................................     $24,125
                                                                 =======

    Contingent consideration payable, if any, is payable during the first quarter of the following year.

FUNDING OF DECRANE HOLDINGS OBLIGATIONS

    DeCrane Holdings' capital structure includes mandatorily redeemable preferred stock. Preferred stock dividends are payable by DeCrane Holdings quarterly at a rate of 14% per annum. Prior to September 30, 2003, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation. On or after September 30, 2003, preferred stock dividends are paid in cash. Since the Company is DeCrane Holdings' only operating subsidiary and source of cash, the Company may be required to fund DeCrane Holdings' preferred stock dividend and redemption requirements in the future. The DeCrane Holdings preferred stock has a total redemption value of $41,178,000 as of December 31, 1999, including accumulated dividends.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 16 - CONSOLIDATED STATEMENTS OF CASH FLOWS

    The following information supplements the Company's consolidated statements of cash flows.

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Components of cash paid for acquisitions
  Fair value of assets acquired..................     $26,178         $91,640        $--            $165,628
  Liabilities assumed............................      (1,452)         (4,569)        --             (20,318)
                                                      -------         -------        --------       --------
    Cash paid....................................      24,726          87,071         --             145,310
    Less cash acquired...........................      (1,129)         (1,263)        --              (2,604)
                                                      -------         -------        --------       --------
      Net cash paid for acquisitions.............      23,597          85,808         --             142,706
      Contingent consideration paid in cash......      --              --             --               3,000
                                                      -------         -------        --------       --------
        Total cash paid for acquisitions.........     $23,597         $85,808        $--            $145,706
                                                      =======         =======        ========       ========
Paid in cash
  Interest.......................................     $ 2,842         $ 2,227        $  3,706       $ 26,005
  Income taxes paid, net of refunds received.....         300           4,825           1,328            470
Noncash investing and financing transactions
  Refinancing of bridge notes with senior
    subordinated notes...........................     $--             $--            $100,000       $ --
  Additional acquisition contingent consideration
    recorded.....................................      --              --               3,000         29,825
  Loans to stockholders to purchase DeCrane
    Holdings capital stock, plus accrued
    interest.....................................      --              --             --               2,468
  Capital expenditures financed with capital
    lease obligations............................         182             116              48          1,711

NOTE 17 - EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLAN

    Substantially all the Company's domestic employees are eligible to participate in one of six 401(k) retirement plans, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company's expense related to its matching contributions to these plans totaled $41,000, $128,000, $95,000 and $1,272,000 during the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended December 31, 1998 and the year ended December 31, 1999, respectively.

STOCK BASED INCENTIVE PLAN

    In December 1999, DeCrane Holding's Board of Directors approved a management incentive plan which provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of the Company and its subsidiaries. The plan's committee, appointed by the Board of Directors of DeCrane Holdings to administer the plan, will determine the amount of options granted from time to time. The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009. The options are granted at fair market value at the date of grant. Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria. In addition, the plan's committee may authorize alternate vesting

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 17 - EMPLOYEE BENEFIT PLANS (CONTINUED) schedules. The plan also provides for the acceleration of vesting upon the occurrence of certain events, including a change of control.

    During 1999, options to purchase 282,922 shares at $23.00 per share were granted under the management incentive plan, of which 27,994 shares vested immediately and options to purchase an additional 29,942 shares vested based on the attainment of the 1999 performance criteria. The per share exercise price of the options granted was equal to the fair market value of the common stock on the grant date, and accordingly, no compensation expense was recognized during the year ended December 31, 1999. The effect of applying the fair value method of SFAS No. 123 to the options granted to employees in 1999 did not result in pro forma net income or loss that was materially different from the historical amounts presented.

STOCK PURCHASE PLAN

    In December 1999, DeCrane Holding's Board of Directors approved a stock purchase plan which provides for the purchase of shares of common stock of DeCrane Holdings by designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. In December 1999, management purchased 171,295 shares of DeCrane Holdings' common stock for $23.00 per share. The total purchase price was approximately $3,900,000, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft as described in Note 13.

NOTE 18 - RELATED PARTY TRANSACTIONS

    The Company's transactions with related parties included in the consolidated financial statements are summarized in the table below.

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
DLJ
Transaction financing fees.......................     $--             $--            $12,000         $4,048
Bridge notes interest expense....................     --              --               1,041         --
Management fees
  Charged to operations during the period........     --              --                 100            302
  Payable as of period end.......................     --              --                 100             75
GLOBAL TECHNOLOGY PARTNERS, LLC
Promissory notes
  Receivable as of period end, including accrued
    interest.....................................     --              --                 352            477
  Interest income recorded during the period.....     --              --              --                 18
FORMER LENDER
Debt repaid with IPO proceeds
  Senior subordinated debt.......................      7,000          --              --             --
  Convertible notes..............................      1,000          --              --             --
FORMER INVESTOR
Repaid with IPO proceeds.........................      2,000          --              --             --

    Each related party is described below.

    DLJ--DLJ and its affiliates own 83.7% and 99.3% of DeCrane Holdings common stock and preferred stock, respectively, on a fully diluted basis and is represented on the Company's Board of Directors. DeCrane Aircraft is a wholly-owned subsidiary of DeCrane Holdings. In addition, DLJ is involved in market-

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 18 - RELATED PARTY TRANSACTIONS (CONTINUED) making activities for the Company's senior subordinated notes and may hold such notes from time to time. DLJ is also paid fees for arranging the syndicate of lenders providing the Company's senior credit facility.

    GLOBAL TECHNOLOGY PARTNERS, LLC--Members of Global Technology own 0.7% of each of DeCrane Holdings common and preferred stock on a fully diluted basis and have two members on the Company's Board of Directors. DeCrane Aircraft is a wholly-owned subsidiary of DeCrane Holdings. DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%. The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collaterialized by such stock.

    FORMER LENDER--Owned 8.9% of the Company's issued and outstanding common stock at December 31, 1997, was represented on the Company's Board of Directors, and provided a portion of the Company's then existing debt financing.

    FORMER INVESTOR--Owned 16.4% of the Company's issued and outstanding common stock at December 31, 1997, was represented on the Company's Board of Directors, and provided a portion of the Company's then existing debt and preferred stock financing.

NOTE 19 - BUSINESS SEGMENT INFORMATION

    During 1999, the Company reorganized its businesses into three separate groups: Cabin Management, Specialty Avionics and Systems Integration. As prescribed by SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has restated disclosure information for earlier periods to reflect its three separate operating groups.

    The Company supplies products and services to the general aviation industry. The Company's subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

    - Cabin Management -- provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

    - Specialty Avionics -- designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

    - Systems Integration -- provides auxiliary fuel tanks, auxiliary power units and system integration services.

    Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers the primary measure to be earnings before interest, income taxes, depreciation and amortization, and other restructuring and non-operating items (referred to herein as EBITDA) as a measurement of their overall economic returns and cash flows. This is consistent with the manner in which the Company's overall performance is measured by its ultimate investors.

    The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies (Note 1). Some items are maintained at the Company's corporate headquarters and are not allocated to the groups. They include most of the Company's debt, cash and cash equivalents and related net interest expense, corporate headquarters costs and income taxes.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 19 - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                          (PREDECESSOR)                    (SUCCESSOR)
                                                   ----------------------------   -----------------------------
                                                                   EIGHT MONTHS    FOUR MONTHS
                                                    YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                                   DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                                       1997            1998           1998            1999
                                                   -------------   ------------   -------------   -------------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
BUSINESS SEGMENT INFORMATION

Revenues
  Cabin Management...............................    $  1,263        $ 13,449        $ 10,059       $ 74,244
  Specialty Avionics.............................      85,614          62,559          42,411        112,501
  Systems Integration............................      22,962          14,276           8,331         58,483
  Inter-group elimination (1)....................        (936)           (207)           (445)        (1,180)
                                                     --------        --------        --------       --------
    Consolidated totals..........................    $108,903        $ 90,077        $ 60,356       $244,048
                                                     ========        ========        ========       ========
EBITDA (2)
  Cabin Management...............................    $     56        $  3,051        $  3,100       $ 24,153
  Specialty Avionics.............................      20,201          17,401          11,833         27,240
  Systems Integration............................         555             702             (16)        10,569
  Corporate (3)..................................      (3,897)         (7,411)         (1,441)        (5,436)
                                                     --------        --------        --------       --------
    Consolidated EBITDA..........................    $ 16,915        $ 13,743        $ 13,476       $ 56,526
                                                     ========        ========        ========       ========
Depreciation and amortization (4)
  Cabin Management...............................    $    111        $    670        $    530       $  3,548
  Specialty Avionics.............................       4,061           3,079           3,600         10,871
  Systems Integration............................         671             560             420          4,473
  Corporate......................................          77              49              54            294
                                                     --------        --------        --------       --------
    Consolidated totals..........................    $  4,920        $  4,358        $  4,604       $ 19,186
                                                     ========        ========        ========       ========
Total assets
  Cabin Management...............................    $ 25,580        $ 30,822        $ 36,469       $181,780
  Specialty Avionics.............................      53,310         139,382         232,959        224,218
  Systems Integration............................      19,944          22,308          38,299         87,711
  Corporate......................................         303          13,117          23,200         32,027
                                                     --------        --------        --------       --------
    Consolidated totals..........................    $ 99,137        $205,629        $330,927       $525,736
                                                     ========        ========        ========       ========
Capital expenditures (5)
  Cabin Management...............................    $     24        $    644        $    468       $  2,355
  Specialty Avionics.............................       1,586             964           1,209          3,217
  Systems Integration............................       2,049              94             136          1,534
  Corporate......................................         183              43         --                 156
                                                     --------        --------        --------       --------
    Consolidated totals..........................    $  3,842        $  1,745        $  1,813       $  7,262
                                                     ========        ========        ========       ========
GEOGRAPHICAL AREA INFORMATION

Consolidated net revenues to unaffiliated
  customers (6)
    United States................................    $106,869        $ 87,696        $ 59,341       $241,905
    Western Europe...............................       2,034           2,381           1,015          2,143
                                                     --------        --------        --------       --------
      Consolidated totals........................    $108,903        $ 90,077        $ 60,356       $244,048
                                                     ========        ========        ========       ========
Consolidated long-lived assets (7)
    United States................................    $ 13,230        $ 24,693        $ 26,455       $ 35,465
    Western Europe...............................         824             543           1,705          2,235
                                                     --------        --------        --------       --------
      Consolidated totals........................    $ 14,054        $ 25,236        $ 28,160       $ 37,700
                                                     ========        ========        ========       ========

------------------------

The notes appear on the next page.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 19 - BUSINESS SEGMENT INFORMATION (CONTINUED)

    Notes to Business Segment Information

(1) Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2) A reconciliation of EBITDA to consolidated income (loss) before income taxes and extraordinary item is as follows:

                                                  (PREDECESSOR)                    (SUCCESSOR)
                                           ----------------------------   -----------------------------
                                                           EIGHT MONTHS    FOUR MONTHS
                                            YEAR ENDED        ENDED           ENDED        YEAR ENDED
                                           DECEMBER 31,     AUGUST 31,    DECEMBER 31,    DECEMBER 31,
                                               1997            1998           1998            1999
                                           -------------   ------------   -------------   -------------
                                                  (IN THOUSANDS)                 (IN THOUSANDS)
Consolidated EBITDA......................     $16,915         $13,743        $13,476        $ 56,526
Restructuring and asset impairment
  charges................................      --              --             --              (9,935)
Depreciation and amortization............      (4,920)         (4,358)        (4,604)        (19,186)
Noncash acquisition related charges......      --              --             (4,448)         (1,606)
DLJ advisory fees and other non-operating
  costs..................................      --                (107)          (229)         (1,498)
Interest expense.........................      (3,154)         (2,350)        (6,852)        (27,918)
Terminated debt offering expenses........      --                (600)        --              --
Other (expenses) income..................        (243)           (247)          (335)            199
                                              -------         -------        -------        --------
Consolidated income (loss) before income
  taxes and extraordinary item...........     $ 8,598         $ 6,081        $(2,992)       $ (3,418)
                                              =======         =======        =======        ========

(3) Reflects the Company's corporate headquarters costs and expenses not allocated to the groups.

(4) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $452,000, $96,000, $379,000 and $1,631,000 for the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended December 31, 1998 and the year ended December 31, 1999, respectively.

(5) Reflects capital expenditures paid in cash. Excludes capital expenditures financed with capital lease obligations of $182,000, $116,000, $48,000 and $1,711,000 for the year ended December 31, 1997, the eight months ended August 31, 1998, the four months ended December 31, 1998 and the year ended December 31, 1999, respectively.

(6) Allocated on the basis of the location of the subsidiary originating the sale.

(7) Allocated on the basis of the location of the subsidiary and consists of the Company's property and equipment. Corporate long-lived assets are included with the United States assets.

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 11, the following condensed consolidating financial information is presented for the Company, segregating guarantor and non-guarantor subsidiaries. The accompanying financial information in the Guarantor Subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and their guarantees are full and unconditional on a joint and several basis. There are no restrictions on the ability of the guarantor subsidiaries to transfer funds to the issuer in the form of cash dividends, loans or advances. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1) Elimination of investments in subsidiaries.

(2) Elimination of intercompany accounts.

(3) Elimination of intercompany sales between guarantor and non-guarantor subsidiaries.

(4) Elimination of equity in earnings of subsidiaries.

BALANCE SHEETS

                                                             DECEMBER 31, 1998 (SUCCESSOR)
                                         ----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                         AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         --------   ------------   -------------   -------------   ------------
                                                                     (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents............  $  2,458     $    762        $   298       $  --            $  3,518
  Accounts receivable, net.............     --          28,917          1,524          --              30,441
  Inventories..........................     --          32,624          1,657          --              34,281
  Other current assets.................     7,066          894            237          --               8,197
                                         --------     --------        -------       ----------       --------
    Total current assets...............     9,524       63,197          3,716          --              76,437
Property and equipment, net............       272       26,170          1,718          --              28,160
Other assets, principally intangibles,
  net..................................    12,105      200,383         13,842          --             226,330
Investments in subsidiaries............   250,366       20,114         --             (270,480)(1)     --
Intercompany receivables...............    39,012        2,091          3,622          (44,725)(2)     --
                                         --------     --------        -------       ----------       --------
      Total assets.....................  $311,279     $311,955        $22,898       $ (315,205)      $330,927
                                         ========     ========        =======       ==========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings................  $    892     $    628        $   292       $  --            $  1,812
  Other current liabilities............    10,767       16,651          1,174          --              28,592
                                         --------     --------        -------       ----------       --------
    Total current liabilities..........    11,659       17,279          1,466          --              30,404
                                         --------     --------        -------       ----------       --------
Long-term debt.........................   184,822          131         --              --             184,953
Intercompany payables..................       873       43,521            331          (44,725)(2)     --
Other long-term liabilities............    16,278          658            713          --              17,649
                                         --------     --------        -------       ----------       --------
Stockholder's equity
  Paid-in capital......................   100,200      210,787         15,440         (226,227)(1)    100,200
  Retained earnings (deficit)..........    (2,553)      39,579          4,674          (44,253)(1)     (2,553)
  Accumulated other comprehensive
    income.............................     --          --                274          --                 274
                                         --------     --------        -------       ----------       --------
    Total stockholder's equity.........    97,647      250,366         20,388         (270,480)        97,921
                                         --------     --------        -------       ----------       --------
      Total liabilities and
        stockholder's equity...........  $311,279     $311,955        $22,898       $ (315,205)      $330,927
                                         ========     ========        =======       ==========       ========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEETS (CONTINUED)

                                                             DECEMBER 31, 1999 (SUCCESSOR)
                                         ----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                         AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         --------   ------------   -------------   -------------   ------------
                                                                     (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents............  $  7,839     $   (323)       $   402       $  --            $  7,918
  Accounts receivable, net.............     --          38,201          1,379          --              39,580
  Inventories..........................     --          57,072          1,649          --              58,721
  Other current assets.................     6,645          938            123          --               7,706
                                         --------     --------        -------       ----------       --------
    Total current assets...............    14,484       95,888          3,553          --             113,925
Property and equipment, net............     1,282       34,174          2,244          --              37,700
Other assets, principally intangibles,
  net..................................    17,065      344,986         12,060          --             374,111
Investments in subsidiaries............   360,515       20,305         --             (380,820)(1)     --
Intercompany receivables...............    77,566       17,334          2,612          (97,512)(2)     --
                                         --------     --------        -------       ----------       --------
      Total assets.....................  $470,912     $512,687        $20,469       $ (478,332)      $525,736
                                         ========     ========        =======       ==========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings................  $  4,640     $    404        $    26       $  --            $  5,070
  Other current liabilities............    10,237       68,691            678          --              79,606
                                         --------     --------        -------       ----------       --------
    Total current liabilities..........    14,877       69,095            704          --              84,676
                                         --------     --------        -------       ----------       --------
Long-term debt.........................   309,836          712             33          --             310,581
Intercompany payables..................    17,797       79,384            331          (97,512)(2)     --
Other long-term liabilities............    20,635        2,981            622          --              24,238
                                         --------     --------        -------       ----------       --------
Stockholder's equity
  Paid-in capital......................   114,690      289,415         15,440         (304,855)(1)    114,690
  Retained earnings (deficit)..........    (6,923)      71,100          4,865          (75,965)(1)     (6,923)
  Accumulated other comprehensive
    income (loss)......................     --          --             (1,526)         --              (1,526)
                                         --------     --------        -------       ----------       --------
    Total stockholder's equity.........   107,767      360,515         18,779         (380,820)       106,921
                                         --------     --------        -------       ----------       --------
      Total liabilities and
        stockholder's equity...........  $470,912     $512,687        $20,469       $ (478,332)      $525,736
                                         ========     ========        =======       ==========       ========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31, 1997 (PREDECESSOR)
                                          ----------------------------------------------------------------------
                                          DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                          AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                          --------   ------------   -------------   -------------   ------------
                                                                      (IN THOUSANDS)
Revenues................................  $ --         $106,154        $13,128        $ (10,379)(3)   $108,903
Cost of sales...........................    --           81,115          9,511          (10,379)(3)     80,247
                                          -------      --------        -------        ---------       --------
Gross profit............................    --           25,039          3,617          --              28,656
Selling, general and administrative
  expenses..............................    3,646        10,720          1,390          --              15,756
Amortization of intangible assets.......    --              892             13          --                 905
Interest expense........................    2,888           220             46          --               3,154
Intercompany charges....................   (4,617)        4,432            185          --              --
Equity in earnings of subsidiaries......   (6,392)         (999)        --                7,391(4)      --
Other expenses..........................    --              161             82          --                 243
Provision (benefit) for income taxes....     (779)        3,678            445          --               3,344
Extraordinary charge, net of tax........    2,078        --             --              --               2,078
                                          -------      --------        -------        ---------       --------
Net income..............................  $ 3,176      $  5,935        $ 1,456        $  (7,391)      $  3,176
                                          =======      ========        =======        =========       ========

                                                     EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR)
                                          ----------------------------------------------------------------------
                                          DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                          AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                          --------   ------------   -------------   -------------   ------------
                                                                      (IN THOUSANDS)
Revenues................................  $ --         $87,312          $8,503        $ (5,738)(3)     $90,077
Cost of sales...........................    --          59,252           6,587          (5,738)(3)      60,101
                                          -------      -------          ------        --------         -------
Gross profit............................    --          28,060           1,916          --              29,976
Selling, general and administrative
  expenses..............................    3,949       11,041             729          --              15,719
Nonrecurring charges....................    3,632       --              --              --               3,632
Amortization of intangible assets.......    --           1,337              10          --               1,347
Interest expense........................    2,343            7          --              --               2,350
Intercompany charges....................   (4,357)       4,229             128          --              --
Equity in earnings of subsidiaries......   (6,824)        (489)         --               7,313(4)       --
Other expenses (income).................      600         (164)            411          --                 847
Provision (benefit) for income taxes....   (2,532)       5,275             149          --               2,892
                                          -------      -------          ------        --------         -------
Net income..............................  $ 3,189      $ 6,824          $  489        $ (7,313)        $ 3,189
                                          =======      =======          ======        ========         =======

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS (CONTINUED)

                                                     FOUR MONTHS ENDED DECEMBER 31, 1998 (SUCCESSOR)
                                          ----------------------------------------------------------------------
                                          DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                          AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                          --------   ------------   -------------   -------------   ------------
                                                                      (IN THOUSANDS)
Revenues................................  $ --         $58,904          $5,041        $ (3,589)(3)     $60,356
Cost of sales...........................    --          42,691           3,637          (3,589)(3)      42,739
                                          -------      -------          ------        --------         -------
Gross profit............................    --          16,213           1,404          --              17,617
Selling, general and administrative
  expenses..............................    1,741        8,124             409          --              10,274
Amortization of intangible assets.......      102        2,868             178          --               3,148
Interest expense........................    6,754           92               6          --               6,852
Intercompany charges....................   (3,088)       3,025              63          --              --
Equity in earnings of subsidiaries......   (7,753)        (506)         --               8,259(4)       --
Other expenses..........................    --             132             203          --                 335
Provision for income taxes (benefit)....    2,568       (5,275)             39          --              (2,668)
Extraordinary charge, net of tax........    2,229       --              --              --               2,229
                                          -------      -------          ------        --------         -------
Net income (loss).......................  $(2,553)     $ 7,753          $  506        $ (8,259)        $(2,553)
                                          =======      =======          ======        ========         =======

                                                        YEAR ENDED DECEMBER 31, 1999 (SUCCESSOR)
                                         ----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                         AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         --------   ------------   -------------   -------------   ------------
                                                                     (IN THOUSANDS)
Revenues...............................  $  --        $237,837        $11,549        $  (5,338)(3)   $244,048
Cost of sales..........................     --         161,770          9,439           (5,338)(3)    165,871
                                         --------     --------        -------        ---------       --------
Gross profit...........................     --          76,067          2,110          --              78,177
Selling, general and administrative
  expenses.............................     7,065       32,232          1,506          --              40,803
Amortization of intangible assets......       161       12,417            495          --              13,073
Interest expense.......................    23,562        4,317             39          --              27,918
Intercompany charges...................    (4,957)       4,957         --              --              --
Equity in earnings of subsidiaries.....   (12,611)        (406)        --               13,017(4)      --
Other expenses (income)................     --             219           (418)         --                (199)
Provision for income taxes (benefit)...    (8,850)       9,720             82          --                 952
Extraordinary charge, net of tax.......     --          --             --              --
                                         --------     --------        -------        ---------       --------
Net income (loss)......................  $ (4,370)    $ 12,611        $   406        $ (13,017)      $ (4,370)
                                         ========     ========        =======        =========       ========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31, 1997 (PREDECESSOR)
                                         ----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                         AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         --------   ------------   -------------   -------------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................  $  3,176     $ 5,935         $ 1,456        $ (7,391)(4)    $  3,176
  Adjustments to net income
    Noncash adjustments to net
      income...........................     1,307       4,687             829          --               6,823
    Equity in earnings of
      subsidiaries.....................    (6,392)       (999)         --               7,391(4)       --
    Changes in working capital.........     2,503      (5,659)         (2,202)         --              (5,358)
                                         --------     -------         -------        --------        --------
      Net cash provided by operating
        activities.....................       594       3,964              83          --               4,641
                                         --------     -------         -------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of companies, net of cash
    acquired...........................   (24,726)      1,129          --              --             (23,597)
  Capital expenditures and other.......      (244)     (3,823)           (145)         --              (4,212)
                                         --------     -------         -------        --------        --------
      Net cash used for investing
        activities.....................   (24,970)     (2,694)           (145)         --             (27,809)
                                         --------     -------         -------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of equity.....    28,933      --              --              --              28,933
  Net debt repaid with equity offering
    proceeds...........................   (29,848)     --              --              --             (29,848)
  Debt financing for acquisitions......    23,597      --              --              --              23,597
  Principal payments on long-term debt
    and leases.........................      (474)     (1,147)            (54)         --              (1,675)
  Line of credit borrowings
    (repayments).......................     1,907      --                 (96)         --               1,811
  Other, net...........................       240        (101)         --              --                 139
                                         --------     -------         -------        --------        --------
      Net cash provided by (used for)
        financing activities...........    24,355      (1,248)           (150)         --              22,957
                                         --------     -------         -------        --------        --------
Effect of foreign currency translation
  on cash..............................     --         --                  97          --                  97
                                         --------     -------         -------        --------        --------
Net increase (decrease) in cash and
  equivalents..........................       (21)         22            (115)         --                (114)
                                         --------     -------         -------        --------        --------
Cash and equivalents at beginning of
  period...............................        37          87             196          --                 320
                                         --------     -------         -------        --------        --------
Cash and equivalents at end of
  period...............................  $     16     $   109         $    81        $ --            $    206
                                         ========     =======         =======        ========        ========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS (CONTINUED)

                                                    EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR)
                                         ----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                         AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         --------   ------------   -------------   -------------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................  $  3,189     $ 6,824          $  489        $ (7,313)(4)    $  3,189
  Adjustments to net income
    Noncash net income adjustments.....    (2,222)      3,420             557          --               1,755
    Equity in earnings of
      subsidiaries.....................    (6,824)       (489)         --               7,313(4)       --
    Changes in working capital.........     5,492      (7,393)            (29)         --              (1,930)
                                         --------     -------          ------        --------        --------
      Net cash provided by (used for)
        operating activities...........      (365)      2,362           1,017          --               3,014
                                         --------     -------          ------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, net of
    cash acquired......................   (87,071)      1,263          --              --             (85,808)
  Capital expenditures and other.......       (44)     (1,306)           (220)         --              (1,570)
                                         --------     -------          ------        --------        --------
      Net cash used for investing
        activities.....................   (87,115)        (43)           (220)         --             (87,378)
                                         --------     -------          ------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net revolving line of credit
    borrowings.........................    57,000      --                (554)         --              56,446
  Net proceeds from sale of common
    stock..............................    34,815      --              --              --              34,815
  Principal payments on long-term debt
    and leases.........................        (3)     (1,280)            (34)         --              (1,317)
  Other, net...........................        23         (96)         --              --                 (73)
                                         --------     -------          ------        --------        --------
      Net cash provided by (used for)
        financing activities...........    91,835      (1,376)           (588)         --              89,871
                                         --------     -------          ------        --------        --------
Effect of foreign currency translation
  on cash..............................     --         --                  26          --                  26
                                         --------     -------          ------        --------        --------
Net increase in cash and equivalents...     4,355         943             235          --               5,533
Cash and equivalents at beginning of
  period...............................        16         109              81          --                 206
                                         --------     -------          ------        --------        --------
Cash and equivalents at end of
  period...............................  $  4,371     $ 1,052          $  316        $ --            $  5,739
                                         ========     =======          ======        ========        ========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS (CONTINUED)

                                                     FOUR MONTHS ENDED DECEMBER 31, 1998 (SUCCESSOR)
                                          ----------------------------------------------------------------------
                                          DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                          AIRCRAFT   SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                          --------   ------------   -------------   -------------   ------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................  $(2,553)     $  7,753         $ 506         $ (8,259)(4)     $(2,553)
  Adjustments to net income (loss)
    Noncash adjustments to net income...   (2,647)        4,964          (274)          --               2,043
    Equity in earnings of
      subsidiaries......................   (7,753)         (506)       --                8,259(4)       --
    Changes in working capital..........   12,408       (10,272)         (618)          --               1,518
                                          -------      --------         -----         --------         -------
      Net cash provided by (used for)
        operating activities............     (545)        1,939          (386)          --               1,008
                                          -------      --------         -----         --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures and other........    --           (1,746)          (67)          --              (1,813)
                                          -------      --------         -----         --------         -------
      Net cash used for investing
        activities......................    --           (1,746)          (67)          --              (1,813)
                                          -------      --------         -----         --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Line of credit borrowings
    (repayments)........................   (1,367)       --               264           --              (1,103)
  Principal payments on long-term debt
    and leases..........................       (1)         (447)          (10)          --                (458)
  Other, net............................    --              (36)       --               --                 (36)
                                          -------      --------         -----         --------         -------
      Net cash provided by (used for)
        financing activities............   (1,368)         (483)          254           --              (1,597)
                                          -------      --------         -----         --------         -------
Effect of foreign currency translation
  on cash...............................    --           --               181           --                 181
                                          -------      --------         -----         --------         -------
Net decrease in cash and equivalents....   (1,913)         (290)          (18)          --              (2,221)
Cash and equivalents at beginning of
  period................................    4,371         1,052           316           --               5,739
                                          -------      --------         -----         --------         -------
Cash and equivalents at end of period...  $ 2,458      $    762         $ 298         $ --             $ 3,518
                                          =======      ========         =====         ========         =======

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 20 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       YEAR ENDED DECEMBER 31, 1999 (SUCCESSOR)
                                        -----------------------------------------------------------------------
                                         DECRANE     GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                        AIRCRAFT    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                        ---------   ------------   -------------   -------------   ------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................  $  (4,370)    $ 12,611         $  406        $ (13,017)(4)   $  (4,370)
  Adjustments to net income (loss)
    Noncash net income adjustments....      1,787       25,188            836          --               27,811
    Equity in earnings of
      subsidiaries....................    (12,611)        (406)        --               13,017(4)      --
    Changes in working capital........     30,867      (38,903)          (205)         --               (8,241)
                                        ---------     --------         ------        ---------       ---------
      Net cash provided by (used for)
        operating activities..........     15,673       (1,510)         1,037          --               15,200
                                        ---------     --------         ------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisitions, net of
    cash acquired.....................   (148,310)       2,604         --              --             (145,706)
  Capital expenditures and other......       (156)      (6,289)          (623)         --               (7,068)
                                        ---------     --------         ------        ---------       ---------
      Net cash used for investing
        activities....................   (148,466)      (3,685)          (623)         --             (152,774)
                                        ---------     --------         ------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Debt financing for acquisitions.....    135,000       --             --              --              135,000
  Capital contribution................     14,368       --             --              --               14,368
  Customer advance....................     --            5,000         --              --                5,000
  Net revolving line of credit
    borrowings........................     (5,800)      --                             --               (5,800)
  Principal payments on long-term debt
    and leases........................     (1,046)        (675)          (232)         --               (1,953)
  Other, net..........................     (4,348)        (215)        --              --               (4,563)
                                        ---------     --------         ------        ---------       ---------
      Net cash provided by (used for)
        financing activities..........    138,174        4,110           (232)         --              142,052
                                        ---------     --------         ------        ---------       ---------
Effect of foreign currency translation
  on cash.............................     --           --                (78)         --                  (78)
                                        ---------     --------         ------        ---------       ---------
Net increase (decrease) in cash and
  equivalents.........................      5,381       (1,085)           104          --                4,400
Cash and equivalents at beginning of
  period..............................      2,458          762            298          --                3,518
                                        ---------     --------         ------        ---------       ---------
Cash and equivalents at end of
  period..............................  $   7,839     $   (323)        $  402        $ --            $   7,918
                                        =========     ========         ======        =========       =========

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

NOTE 21 - CONDENSED QUARTERLY DATA FOR 1998 AND 1999 (UNAUDITED)

                                                               YEAR ENDED DECEMBER 31, 1998
                                                -----------------------------------------------------------
                                                          PREDECESSOR                     SUCCESSOR
                                                --------------------------------   ------------------------
                                                                      TWO MONTHS     ONE MONTH
                                                                      AUGUST 31,   SEPTEMBER 30,
                                                                         1998          1998
                                                  1ST        2ND         3RD            3RD          4TH
                                                --------   --------   ----------   -------------   --------
Revenues......................................  $29,128    $29,854     $31,095        $16,012      $44,344
Gross profit..................................    8,987      9,720      11,269          4,932       12,685
Income (loss) before extraordinary item.......    1,688      1,672        (171)          (480)         156
Extraordinary loss from debt refinancing......    --         --          --              (296)      (1,933)
Net income (loss).............................    1,688      1,672        (171)          (776)      (1,777)

                                                              YEAR ENDED DECEMBER 31, 1999 (SUCCESSOR)
                                                              -----------------------------------------
                                                                1ST        2ND        3RD        4TH
                                                              --------   --------   --------   --------
Revenues....................................................  $49,895    $62,703    $65,238    $66,212
Gross profit................................................   16,000     20,624     23,131     18,422
Net income (loss)...........................................     (275)        92        683     (4,870)

    During the fourth quarter of 1999 the Company announced a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group (Note 5). As a result, a restructuring and asset impairment charge aggregating $9,148,000 was recorded in the fourth quarter. In addition, charges aggregating $787,000 related to this restructuring were charged to operations during the first three quarters of 1999, for a total restructuring and impairment charge of $9,935,000 for the year.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                                BEGINNING OF    COST AND      OTHER                     END OF
CLASSIFICATION                                     PERIOD       EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
--------------                                  ------------   ----------   ----------   ----------   ----------
(PREDECESSOR)

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts...............   $      379      $  111     $   174(A)     $  177       $  487
Reserve for excess, slow moving and
  potentially obsolete material...............        2,093       1,374          59(A)        162        3,364

EIGHT MONTHS ENDED AUGUST 31, 1998
Allowance for doubtful accounts...............   $      487      $  384     $    32(A)     $  376       $  527
Reserve for excess, slow moving and
  potentially obsolete material...............        3,364         760       2,056(A)        311        5,869

(SUCCESSOR)

FOUR MONTHS ENDED DECEMBER 31, 1998
Allowance for doubtful accounts...............   $   527 (A)     $  243     $ --           $  189       $  581
Reserve for excess, slow moving and
  potentially obsolete material...............     5,869 (A)        285       --              452        5,702

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts...............   $      581      $1,252     $ 1,407(A)     $1,274       $1,966
Reserve for excess, slow moving and
  potentially obsolete material (B)...........        5,702       1,373       2,567(A)      2,676        6,966

------------------------

(A) Attributable to companies acquired. Reflects historical amounts used to determine the fair value of assets acquired.

(B) Excludes $5,983,000 of inventory write-downs resulting from the plan to reorganize and restructure the operations of two subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning each person who is currently a director or executive officer of DeCrane Aircraft. Each director also serves as a director of DeCrane Holdings.

NAME                                                AGE                                   POSITION
----                                        --------------------                          --------
R. Jack DeCrane...........................                    53   Director and Chief Executive Officer
Charles H. Becker.........................                    54   Senior Vice President and Group President
Richard J. Kaplan.........................                    57   Senior Vice President, Chief Financial Officer,
                                                                   Secretary and Treasurer
Robert G. Martin..........................                    62   Senior Vice President and Group President
Jeffrey A. Nerland........................                    42   Vice President, Business Development
Jeffrey F. Smith..........................                    39   Senior Vice President and Group President
Thompson Dean.............................                    41   Chairman of the Board of Directors
John F. Fort, III.........................                    58   Director
Dr. Robert J. Hermann.....................                    66   Director
Dr. Paul G. Kaminski......................                    57   Director
Douglas L. Meltzer........................                    32   Director
Susan C. Schnabel.........................                    38   Director

    R. JACK DECRANE is the founder of DeCrane Aircraft. Mr. DeCrane served as President since it was founded in December 1989 until April 1993 when he was elected to the newly-created office of Chief Executive Officer. Prior to founding our company, Mr. DeCrane held various positions at the aerospace division of B.F. Goodrich. Mr. DeCrane was a Group Vice President at the aerospace division of B.F. Goodrich with management responsibility for three business units from 1986 to 1989. He has served on our board of directors since its inception.

    CHARLES H. BECKER has been our Senior Vice President and President of the Cabin Management Group since October 1999. Mr. Becker previously served as President and Chief Operating Officer of DeCrane Aircraft from April 1998 to October 1999, Group Vice President of Components of DeCrane Aircraft from December 1996 to April 1998, and President of Tri-Star from December 1994 to April 1998. Prior to joining us, Mr. Becker was President of the Interconnect Systems Division of Microdot, Inc., a manufacturer of contacts and connectors for aerospace applications, from 1984 to 1994.

    RICHARD J. KAPLAN has been the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of DeCrane Aircraft since March 1999. From April 1998 to March 1999, he served as Executive Vice President and Chief Operating Officer of Developers Diversified Realty Corporation. From 1977 to 1998, he was a partner with Price Waterhouse LLP, having joined the firm in 1964.

    ROBERT G. MARTIN has been our Senior Vice President and President of the Systems Integration Group since October 1999 and President of PATS since we acquired it in January 1999. Mr. Martin also served as President of Aerospace Display Systems from September 1996 until October 1999. Prior to our acquisition of Aerospace Display Systems in 1996, Mr. Martin had served as its President since 1992.

    JEFFREY A. NERLAND has been our Vice President, Business Development, since January 1999. From July 1994 through December 1998, he was President of The Nerland Group and a partner with Budetti, Harrison, Nerland and Associates, a consulting and interim management firm. Previously, Mr. Nerland was a director with Kibel, Green Inc., a consulting firm.

    JEFFREY F. SMITH has been our Senior Vice President and President of the Specialty Avionics Group since October 1999 and President of Avtech since we acquired it in June 1998. Previously, he has served in various capacities with Avtech since 1989.

    THOMPSON DEAN has been the Managing Partner of DLJ Merchant Banking, Inc. since November 1996. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking, Inc. and its predecessor. Mr. Dean serves as a director of Commvault Inc., Von Hoffman Press, Inc., Manufacturer's Services Limited, Phase Metrics, Inc., AKI Holding Corp. and Insilco Holding Corporation. He became a director in 1998.

    JOHN F. FORT, III served as Chairman of the Board of Directors of Tyco International, Inc. from 1982 to December 1992, and as Chief Executive Officer from 1982 to June 1992. Mr. Fort serves as a director of Tyco International, Inc., Dover Corporation and Roper Industries. He became a director in 1998.

    DR. ROBERT J. HERMANN is a Senior Partner of Global Technology Partners. Dr. Hermann most recently served as Senior Vice President for Science and Technology at United Technologies Corporation and served in various other capacities at United Technologies Corporation since 1982. Prior to joining United Technologies Corporation, Dr. Hermann spent 20 years with the National Security Agency. In 1977 he was appointed Principal Deputy Assistant Secretary of Defense for Communications, Command, Control and Intelligence, and in 1979 was named Assistant Secretary of the Air Force for Research, Development and Logistics and Director of the National Reconnaissance Office. He became a director in 1998.

    DR. PAUL G. KAMINSKI is a Senior Partner of Global Technology Partners.
Dr. Kaminski currently serves as Chief Executive Officer of Technovation, Inc., a consulting firm focusing on business strategy and advanced technology.
Dr. Kaminski served as U.S. Undersecretary of Defense for Acquisition and Technology from October 1994 to 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Technology Strategies and Alliances.
Dr. Kaminski is a former Chairman of the Defense Science Board and is currently a member of the Senate Select Committee on Intelligence-Technical Advisory Group, the NRO Advisory Council and the National Academy of Engineering.
Dr. Kaminski is a director of General Dynamics Corporation, Dyncorp, Eagle-Picher Technologies and several privately held information technology companies. He became a director in 1998.

    DOUGLAS L. MELTZER has been a Vice President of DLJ Merchant Banking, Inc. since January 1999. From August 1995 to January 1999 he was an Associate of DLJ Merchant Banking, Inc. Previously, he was Director of Strategic Planning with Recycler Classifieds. Prior to that, he was an Associate and Analyst with DLJ Merchant Banking, Inc. (and its predecessor) and an analyst with Donaldson, Lufkin and Jenrette Securities Corporation.

    SUSAN C. SCHNABEL has been a Managing Director of DLJ Merchant
Banking, Inc. since January 1998. In 1997, she served as Chief Financial Officer of PETsMART, a specialty retailer of pet products and supplies. From 1990 to 1996, Ms. Schnabel was with Donaldson, Lufkin & Jenrette Securities Corporation, where she became a Managing Director in 1996. Ms. Schnabel serves as a director of Dick's Clothing and Sporting Goods, Environmental Systems Products and Wavetek Corporation. She became a director in 1998.

    An agreement entered into in connection with the DLJ acquisition entitled a holding company controlled by DLJ Merchant Banking Partners II, L.P. to designate a number of directors proportionally commensurate with its stock ownership of DeCrane Aircraft. DeCrane Holdings selected all of the current members of the Board of Directors of DeCrane Aircraft. DLJ Merchant Banking or its designate selected all of the members of the Board of Directors of DeCrane Holdings.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the years ended December 31, 1999, 1998 and 1997.

                                                                                                           ALL OTHER
                                                           ANNUAL COMPENSATION                           COMPENSATION
                                              ---------------------------------------------   -----------------------------------
                                                                                  OTHER
                                                                                  ANNUAL             SECURITIES
                                                                                 COMPENSATION        UNDERLYING           OTHER
                                               YEAR       SALARY      BONUS        (1)               OPTIONS(2)            (3)
                                                ----     --------   ----------    -------     ------------------------   -------
R. Jack DeCrane.............................    1999     $334,791   $  700,000    $30,873                     106,877    $ 9,025
Chief Executive Officer                         1998      281,761    1,044,000     30,151                      50,000     34,064
and Director(4)                                 1997      244,744      220,000      --                         50,000     29,411

Charles H. Becker...........................    1999     $235,000   $  210,000    $19,158                      26,719      --
Senior Vice President(5)                        1998      206,948      160,000     14,678               --                 --
                                                1997      174,492      102,000      6,168                      15,000    $18,000

Richard J. Kaplan...........................    1999     $158,333   $  258,000    $13,572                      28,669      --
Senior Vice President(6)                        1998        --          --          --                  --                 --
                                                1997        --          --          --                  --                 --

Robert G. Martin............................    1999     $187,500   $  209,000    $ 1,300             17,813               --
Senior Vice President(7)                        1998      172,000       66,000      1,300               --                 --
                                                1997      130,000       66,000      1,300                      10,000      --

Jeffrey A. Nerland..........................    1999     $160,000   $  181,000    $ 6,366                      10,688      --
Vice President(8)                               1998        --          --          --                  --                 --
                                                1997        --          --          --                  --                 --

------------------------

(1) Amounts paid by us for premiums on health, life and long-term disability insurance and automobile leases provided by us for the benefit of the named executive officer.

(2) Number of shares of common stock of DeCrane Holdings issuable upon exercise of options granted pursuant to our management incentive plan during the last fiscal year.

(3) Relocation costs.

(4) Mr. DeCrane also served as Chairman of the Board of Directors through August 1998.

(5) Mr. Becker served as Group Vice President of Components, and President of Tri-Star, through April 1998. Mr. Becker became President and Chief Operating Officer in April 1998 and Senior Vice President and Group President of Cabin Management in October, 1999.

(6) Mr. Kaplan joined DeCrane Aircraft as Senior Vice President on March 15,
    1999.

(7) Mr. Martin served as President Aerospace Display Systems from September 1996 until October 1999. Mr. Martin has been President of PATS since we acquired it in January 1999, and became our Senior Vice President and Group President of Systems Integration in October 1999.

(8) Prior to Mr. Nerland joining DeCrane Aircraft on January 1, 1999, he provided consulting services to us during 1998 for which either Mr. Nerland or The Nerland Group, of which Mr. Nerland was a principal, was paid a total of $127,800 in 1998 and early 1999, which amount has been excluded from the table above.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth individual grants of options to purchase shares of DeCrane Holdings common stock granted to the executive officers named below during the fiscal year ended December 31, 1999, pursuant to the management incentive plan. See "Employment Agreements and Compensation
Arrangements--INCENTIVE PLANS."

                                                                                                 POTENTIAL REALIZABLE
                                             NUMBER OF                                             VALUE AT ASSUMED
                                             SECURITIES                                          ANNUAL RATES OF STOCK
                                             UNDERLYING     % OF     EXERCISE OR                PRICE APPRECIATION (1)
                                              OPTIONS     OPTIONS    BASE PRICE    EXPIRATION   -----------------------
NAME                                          GRANTED     GRANTED     PER SHARE       DATE          5%          10%
----                                         ----------   --------   -----------   ----------   ----------   ----------
R. Jack DeCrane............................   106,877       38.2%      $23.00         2009      $1,545,931   $3,917,691

Charles H. Becker..........................    26,719        9.6        23.00         2009         386,479      979,414

Richard J. Kaplan..........................    28,669       10.3        23.00         2009         414,685    1,050,893

Robert G. Martin...........................    17,813        6.4        23.00         2009         257,657      652,955

Jeffrey A. Nerland.........................    10,688        3.8        23.00         2009         154,597      391,780

------------------------

(1) The potential realizable value assumes stock price appreciation rates of 5% and 10%, compounded annually, from the date the option was granted over the full option term. These assumed annual compound rates are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future prices of the stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    No stock options were exercised by our executive officers during the year ended December 31, 1999. The following tables sets forth information about the stock options held by the executive officers named below as of December 31, 1999.

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
NAME                                                               OPTIONS              AT FISCAL YEAR-END(1)
----                                                      -------------------------   -------------------------
                                                          EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
R. Jack DeCrane.........................................         22,712/84,165                         --/--

Charles H. Becker.......................................          5,678/21,041                         --/--

Richard J. Kaplan.......................................          6,092/22,577                         --/--

Robert G. Martin........................................          3,785/14,028                         --/--

Jeffrey A. Nerland......................................           2,271/8,417                         --/--

------------------------

(1) No options were in-the-money based on the common stock share price of $23.00 per share as of December 31, 1999, the measuring date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Our Board of Directors makes decisions regarding officer compensation as a committee of the whole. R. Jack DeCrane, chief executive officer of DeCrane Aircraft, participates in those discussions as a member of the Board of Directors.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

    R. JACK DECRANE

    On July 17, 1998, the Compensation Committee of our Board of Directors approved a three-year employment agreement between DeCrane Aircraft and R. Jack DeCrane, replacing his prior employment agreement that was to expire on September 1, 1998. Mr. DeCrane's employment agreement provides for various benefits, including:

    - an initial salary of $310,000, which is subject to annual review and increase, but not decrease;

    - an annual bonus, currently determined pursuant to the performance-based cash incentive bonus plan;

    - a $500,000 bonus in recognition of our then-recent acquisition of Avtech Corporation;

    - a $250,000 signing bonus;

    - options to purchase 50,000 shares of common stock of DeCrane Aircraft at a price equal to the fair market value of the shares as of July 16, 1998, one-half of which were immediately exercisable; the rest became exercisable upon the completion of the DLJ acquisition; and

    - a $150,000 cash continuation bonus payable on January 2, 1999, if employed by us on January 1, 1999.

    Mr. DeCrane's options were cancelled in August 1998 and he received a cash payout in lieu of the options.

    The employment agreement also provides that if specified change-of-control events occur, and Mr. DeCrane's employment is terminated by us for any reason other than for cause or as a result of his death or disability, or by Mr. DeCrane for "good reason," as defined in the agreement, then we will pay
Mr. DeCrane a lump sum in cash within fifteen days. The amount of that payment will be $1.00 less than three times the sum of Mr. DeCrane's average base salary plus bonus for the five calendar years preceding his termination date and accrued but unpaid salary and bonus through the termination date. Mr. DeCrane will also receive other specified benefits, including continued coverage under our welfare plans for up to two years; a lump sum payment in cash equal to any unvested portions of our contributions to him under specified savings plans, plus two times the amount of our annual contributions on his behalf to those plans; a lump sum payment in cash equal to our matching contributions under those savings plans that Mr. DeCrane would have received had he continued maximum participation in the plans until the earlier of two years following his termination and December 31 of the year he turns 65, plus the vested and unvested amounts credited to him under any of our deferred compensation plans and the amount required to be credited during the year of his termination; and outplacement consulting services to aid Mr. DeCrane with re-employment. We will reduce these payments to the extent necessary to ensure deductibility for tax purposes.

    ROBERT G. MARTIN

    We entered into an employment agreement with Robert G. Martin, Senior Vice President of DeCrane Aircraft and President of the Systems Integration Group on September 10, 1999, amending his prior employment agreement dated September 19, 1996. Mr. Martin's employment agreement provides for an annual salary of $210,000 and an annual bonus determined pursuant to the performance-based cash incentive bonus plan. Mr. Martin's employment agreement expires on December 31, 2001, and DeCrane Aircraft may terminate the agreement at any time for cause or if Mr. Martin otherwise breaches the agreement or in the event of Mr. Martin's death or disability.

    JEFFREY F. SMITH

    We entered into an employment agreement with Jeffrey F. Smith, Vice President and General Manager of our Avtech subsidiary, on June 26, 1998.
Mr. Smith's employment agreement provides for an annual salary, initially in the amount of $145,000 and an annual bonus currently determined pursuant to the performance-based cash incentive bonus plan. Mr. Smith's employment agreement expires on June 30, 2000, and Avtech may terminate the agreement at any time for cause or in the event of Mr. Smith's death or disability. If Mr. Smith's employment is terminated without cause, Mr. Smith is entitled to receive severance compensation in an amount equal to his base salary plus his anticipated bonus for the year in which he resigns.

    401(K) RETIREMENT PLAN

    Substantially all of our full-time employees are eligible to participate in one of six 401(k) retirement plans we sponsor. The 401(k) plans allow employees as participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, as a retirement fund. Currently, the plans generally provide for us to match 50% of the employee contribution for up to 6% of the employee's salary. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

    INCENTIVE PLANS

    Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries, in amounts determined by the plan's committee from time to time. The management incentive plan is administered by a committee appointed by the Board of Directors of DeCrane Holdings. The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009. Generally, ten percent of the options awarded to each plan participant vest immediately, and the remaining ninety percent of each participant's options will vest at a later date. The options generally vest based upon future attainment of defined performance criteria, although alternate vesting schedules may be authorized by the committee appointed by the Board of Directors of DeCrane Holdings to administer the plan. As of March 1, 2000, options to purchase 282,922 shares at $23.00 per shares have been granted, of which options to purchase approximately 28,000 shares vested immediately and an additional 30,000 shares vested based on the attainment of the 1999 performance criteria. We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on the grant date.

    Our stock purchase plan provides for the purchase of shares of common stock of DeCrane Holdings by designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. This arrangement was made available to persons and in amounts determined by the committee appointed by the Board of Directors of DeCrane Holdings to administer the plan. In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share. The total purchase price was $3.9 million, of which one-half was paid in cash at closing and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates.

    Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries. The bonus pool for participants will be adjusted upwards or downwards each year based on EBITDA and cash flow, as defined, generated by the relevant participant's operating unit. Bonus payments will be made in the quarter following the end of the year or period to which they relate and have been approved.

DIRECTORS' COMPENSATION

    The directors of DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors of DeCrane Aircraft or committees thereof. However, John F. Fort, III, an independent director not affiliated with any investor in DeCrane Holdings, receives a director's fee of $5,000 for each meeting attended. In addition, the Board of Directors of DeCrane Holdings extended the management incentive plan to independent non-management directors, and issued options to purchase 3,260 shares of DeCrane Holdings common stock to Mr. Fort under the terms of the management incentive plan. See "Related Party Transactions." Also, all directors are reimbursed for out-of-pocket expenses. We expect to continue those policies. DeCrane Holdings does not compensate or intend to compensate its directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the 100 outstanding shares of common stock of DeCrane Aircraft are owned by DeCrane Holdings. DeCrane Aircraft has no other class of stock outstanding. DeCrane Holdings has 3,571,827 shares of common stock issued and outstanding, which are owned by 33 shareholders, and 342,417 shares of 14% Senior Redeemable Exchangeable Preferred Stock due 2008 issued and outstanding as of December 31, 1999. The following table sets forth the beneficial ownership of DeCrane Holdings' voting securities as of December 31, 1999 by its principal owners and our executive officers and directors.

                                                           COMMON STOCK(2)             14% SENIOR REDEEMABLE
                                                      -------------------------       EXCHANGEABLE PREFERRED
                                                      NUMBER OF                           STOCK DUE 2008
                                                       SHARES,                       -------------------------
                                                      PARTIALLY                      NUMBER OF
NAME OF BENEFICIAL OWNER (1)                           DILUTED       PERCENTAGE       SHARES        PERCENTAGE
----------------------------                          ---------      ----------      ---------      ----------
DLJ Merchant Banking Partners II, L.P., and
  affiliates(3).....................................  3,519,565         94.6%         340,000          99.3%
Thompson Dean(4)....................................     --            --                             --
  DLJ Merchant Banking, Inc.
  277 Park Avenue
  New York, New York 10172
Douglas L. Meltzer(4)...............................     --            --               --            --
  DLJ Merchant Banking, Inc.
  277 Park Avenue
  New York, New York 10172
Susan C. Schnabel(4)................................     --            --               --            --
  DLJ Merchant Banking, Inc.
  277 Park Avenue New York, New York 10172
Global Technology Partners, LLC(5)..................     --            --               --            --
  1300 I Street N.W.
  Washington, D.C.
Dr. Robert J. Hermann(5)............................      9,561         *                 714          *
c/o Global Technology Partners, LLC
  1300 I Street, N.W.
  Washington, D.C.
Dr. Paul G. Kaminski(5).............................      9,561         *                 714          *
c/o Global Technology Partners, LLC
  1300 I Street, N.W.
  Washington, D.C.
John F. Fort, III(6)................................      1,087         *               --            --
R. Jack DeCrane(7)..................................     79,233          2.2%           --            --
Charles H. Becker(8)................................     23,069         *               --            --
Richard J. Kaplan(9)................................     27,831         *               --            --
Robert G. Martin(10)................................      8,132         *               --            --
Jeffrey A. Nerland(11)..............................      8,792         *               --            --
Jeffrey A. Smith(12)................................     12,480         *               --            --
All directors and named executive officers as a
  group
  (12 persons)......................................    179,746          5.0%           1,428          *

------------------------

  *  Less than 1.0%

 (1) Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

 (2) The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules. The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options which are exercisable or will be exercisable prior to 60 days from December 31, 1999.

 (3) Reflects 3,369,565 shares and warrants for the issuance of an additional 150,000 shares, held directly by DLJ Merchant Banking Partners II, L.P. and the following related investors: DLJ Merchant Banking

     Partners II-A, L.P.; DLJ Offshore Partners II, C.V.; DLJ Diversified Partners, L.P.; DLJ Diversified Partners-A, L.P.; DLJ Millennium Partners, L.P.; DLJ Millennium Partners-A, L.P.; DLJMB Funding II, Inc.; UK Investment Plan 1997 Partners, Inc.; DLJ EAB Partners, L.P.; DLJ First ESC L.P. and DLJ ESC II L.P. See "Related Party Transactions" and "Plan of Distribution." The address of DLJ Offshore Partners II, C.V. is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Investment Plan 1997 Partners, Inc. is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. The address of each of the other persons is 277 Park Avenue, New York, New York 10172.

 (4) Messrs. Dean and Meltzer and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of Merchant Banking Partners II, L.P. as well as Donaldson, Lufkin & Jennette Securities Corporation. The share data shown for these individuals excludes shares shown as held by the DLJ affiliates separately listed in this table; Messrs. Dean and Meltzer and Ms. Schnabel disclaim beneficial ownership of those shares.

 (5) Messrs. Hermann and Kaminski are members of Global Technology Partners, LLC. Six members of Global Technology Partners, including Messrs. Hermann and Kaminski, acquired 30,967 shares of DeCrane Holdings common stock and 2,417 shares of DeCrane Holdings 14% Senior Redeemable Exchangeable Preferred Stock due 2008, in transactions negotiated with DeCrane Holdings. The share data shown for Global Technology Partners and Messrs. Hermann and Kaminski excludes shares shown as held by the individual members; Messrs. Hermann and Kaminski disclaim beneficial ownership in any of the shares held by the other members.

 (6) Includes 1,087 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (7) Includes 22,712 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (8) Includes 5,678 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (9) Includes 6,092 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (10) Includes 3,785 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (11) Includes 2,271 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

 (12) Includes 3,785 shares that may be acquired upon the exercise of stock options which are exercisable or will become exercisable prior to 60 days from December 31, 1999.

    DeCrane Holdings is authorized to issue an aggregate of 4,500,000 shares of DeCrane Holdings common stock, par value $.01 per share, of which 3,571,827 are outstanding, excluding 305,000 reserved for issuance upon exercise of outstanding warrants and 400,869 reserved for issuance upon exercise of stock options outstanding. DeCrane Holdings is authorized to issue up to 2,500,000 shares of DeCrane Holdings preferred stock, par value $.01 per share, in one or more series, of which 342,417 are outstanding. For a full description of DeCrane Holdings' capital stock, please review DeCrane Holdings' Certificate of Incorporation and Certificate of Designation for its 14% Senior Redeemable Exchangeable Preferred Stock due 2008. You can obtain a copy from us or from the exhibits attached to this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In August 1998, DeCrane Holdings, a holding company organized by DLJ Merchant Banking Partners, II, L.P. and several affiliates acquired all our then-outstanding common stock. An agreement entered into in connection with the DLJ acquisition entitled a holding company controlled by DLJ Merchant Banking Partners II, L.P. to designate a number of directors proportionally commensurate with its stock ownership of DeCrane Aircraft. DeCrane Holdings selected all of the current members of the Board of Directors of DeCrane Aircraft. DLJ Merchant Banking or its designate selected all of the members of the Board of Directors of DeCrane Holdings.

    We also entered into certain financing arrangements in connection with the DLJ Acquisition. DLJ Capital Funding, Inc., another DLJ affiliate of DLJ Merchant Banking, received customary fees and reimbursement of expenses in connection with the arrangement and syndication of our previous bank credit facility and as a lender thereunder. Donaldson, Lufkin & Jenrette Securities Corporation, which is also an affiliate of DLJ Merchant Banking, acted as the initial purchaser of the old notes and is the sole market-maker for the notes. In addition, DeCrane Aircraft is obligated to pay DLJ Securities Corporation an annual advisory fee of $300,000 until 2003. We may from time to time enter into other investment banking relationships with DLJ Securities Corporation or one of its affiliates pursuant to which DLJ Securities Corporation or its affiliate will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith. We expect that any such arrangement will include provisions for the indemnification of DLJ Securities Corporation against liabilities, including liabilities under the federal securities laws.

    In connection with the DLJ acquisition, an Investors' Agreement dated as of August 28, 1998, and amended as of October 2, 1998, was entered into among DeCrane Holdings, DLJ Merchant Banking and its affiliates which hold DeCrane Holdings stock. It provides that:

    - Any person acquiring shares of common stock or preferred stock of DeCrane Holdings who is required by the terms of the Investors' Agreement or any employment agreement or stock purchase, option, stock option or other compensation plan of DeCrane Holdings to become a party thereto shall execute an agreement to become bound by the Investors' Agreement and thereafter shall be bound by it.

    - Transfers of the shares of DeCrane Holdings common stock and preferred stock by the parties to the agreement are restricted.

    - Parties to the agreement may participate in some specific kinds of sales of shares of DeCrane Holdings' common stock by the DLJ affiliates.

    - The DLJ affiliates may require the other parties to the agreement to sell shares of DeCrane Holdings' common stock in some cases should the DLJ affiliates choose to sell any such shares owned by them.

    - The DLJ affiliates may request six demand registrations with respect to the warrants for DeCrane Holdings common stock held by DLJ Merchant Banking and the common stock and preferred stock held by those affiliates, which are immediately exercisable subject to customary deferral and cutback provisions.

    - The parties to the agreement are entitled to unlimited piggyback registration rights, subject to customary cutback provisions, and excluding registrations of shares issuable in connection with any employee stock options, employee benefit plan or an acquisition.

    - DeCrane Holdings will indemnify the shareholders against some liabilities and expenses, including liabilities under the Securities Act.

    - The DLJ affiliates have the right to appoint all of the members of the Boards of Directors of DeCrane Holdings and DeCrane Aircraft, and at least one of such directors on each board will be an independent director. Messrs. Hermann, Kaminski and Fort are independent directors.

    Each warrant for DeCrane Holdings common stock held by the DLJ affiliates entitles the holder thereof to purchase one share of common stock at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. Those DLJ warrants are exercisable at any time prior to 5:00 p.m. New York City time on August 28, 2009, subject to applicable federal and state securities laws.

    In connection with the DLJ acquisition, seven members of Global Technology Partners, LLC, including Messrs. Hermann and Kaminski, were granted options to purchase 44,612 shares of DeCrane Holdings common stock effective July 30, 1999. The options vest over a three-year period, subject to acceleration if the foregoing DLJ affiliates sell any of their shares of common stock. Those options will be exercisable at an exercise price equal to the price paid for DeCrane Holdings common stock by DLJ Merchant Banking and its affiliates. In December 1998, six members of Global Technology Partners, including Messrs. Hermann and Kaminski, purchased for approximately $704,000, newly issued shares of preferred and common stock of DeCrane Holdings. DeCrane Aircraft loaned one-half of the purchase price for such shares to those members with interest at applicable federal rates. The loans are repayable out of the proceeds from the sale of such stock and are secured by such stock. DeCrane Holdings has indemnified Global Technology Partners against some claims and liabilities including, liabilities under the Securities Act.

    The Board of Directors of DeCrane Holdings extended the management incentive plan to independent non-management directors, and issued options to purchase 3,260 shares of DeCrane Holdings common stock to Mr. Fort, the only director presently qualifying for such plan.

    In connection with our acquisition of PPI in April 1999, DLJ Merchant Banking invested an additional $12.5 million of capital in DeCrane Holdings by purchasing 543,478 additional shares of its common stock, for $23.00 per share. DeCrane Holdings, in turn, contributed the proceeds to DeCrane Aircraft. Three members of Global Technology Partners, including Messrs. Hermann and Kaminski, also purchased 10,869 newly issued shares of DeCrane Holdings common stock at $23.00 per share. DeCrane Aircraft loaned one-half of the purchase price for such shares to those members with interest at applicable federal rates. The loans are repayable out of the proceeds from the sale of such stock and are secured by such stock.

    In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share. The total purchase price was $3.9 million, of which one-half was paid in cash at closing and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates. The loans are repayable out of the proceeds from the sale of such stock and are secured by such stock.

    The following table sets forth all indebtedness owed to us by our executive officers and directors which individually exceed $60,000 as required by the rules of the Securities and Exchange Commission. All indebtedness set forth below results from the above-described purchases of DeCrane Holdings preferred and common stock and is payable to DeCrane Aircraft. The indebtedness, plus accrued interest, is payable upon the sale of the DeCrane Holdings stock held as collateral for each of the loans. See "Management" for information regarding each individual's relationship with DeCrane Aircraft and DeCrane Holdings.

                                                                              TOTAL INDEBTEDNESS TO DECRANE AIRCRAFT
                                            NUMBER OF SHARES                         AS OF DECEMBER 31, 1999
                                          HELD AS COLLATERAL(A)              ----------------------------------------
                                          ---------------------   INTEREST                    ACCRUED
NAME                                      PREFERRED    COMMON     RATE(B)    PRINCIPAL(C)   INTEREST(D)    TOTAL(E)
----                                      ---------   ---------   --------   ------------   -----------   -----------
R. Jack DeCrane.........................      --       56,521       5.74%      $649,991       $1,124       $651,115
Charles H. Becker.......................      --       17,391       5.74        199,996          346        200,342
Richard J. Kaplan.......................      --       21,739       5.74        249,998          432        250,430
Jeffrey A. Nerland......................      --        6,521       5.74         74,991          130         75,121
Jeffrey F. Smith........................      --        8,695       5.74         99,992          173        100,165
Dr. Robert J. Hermann...................     714       13,184        (f)        145,664        5,375        151,039
Dr. Paul G. Kaminski....................     714       13,184        (f)        145,664        5,375        151,039

------------------------

(a) Reflects the number of shares of DeCrane Holdings preferred and common stock held by DeCrane Aircraft as collateral for the loans.

(b) Reflects the applicable federal rate of interest charged on the loans. Interest is compounded annually.

(c) Reflects the original principal amount of the loans.

(d) Reflects accrued interest payable through December 31, 1999.

(e) Reflects the maximum amount of indebtedness during the year ended December 31, 1999.

(f) Loans in the principal amount of $104,000 are at 4.33% and loans in the principal amount of $41,664 are at 5.54%.

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

       (ii)  EXHIBITS

    EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
     3.2.1    Certificate of Incorporation of DeCrane Aircraft Holdings,
              Inc. (successor by merger to Delight Acquisition Co. and
              DAHX, Inc.)*

     3.2.2 Bylaws of DeCrane Aircraft Holdings, Inc. (successor by merger to Delight Acquisition Co. and DAHX, Inc.)*

     3.3.1    Certificate of Incorporation of Aerospace Display Systems,
              Inc. (formerly ADS Acquisition Inc.)*

     3.3.2    Bylaws of Aerospace Display Systems, Inc.*

     3.4.1    Articles of Incorporation of Audio International, Inc.*

     3.4.2    Amended & Restated Bylaws of Audio International, Inc.*

     3.5.1    Articles of Incorporation of Avtech Corporation*

     3.5.2    Bylaws of Avtech Corporation*

     3.6.1    Articles of Incorporation of Cory Components, Inc.*

     3.6.2    Bylaws of Cory Components, Inc.*

     3.7.1    Certificate of Incorporation of Dettmers Industries, Inc.
              (formerly DAHX Acquisition, Inc.)*

     3.7.2    Bylaws of Dettmers Industries, Inc.*

     3.8.1    Restated Articles of Incorporation of Elsinore Aerospace
              Services, Inc.*

     3.8.2    Bylaws of Elsinore Aerospace Services Inc.*

     3.9.1    Certificate of Incorporation of Elsinore Engineering, Inc.
              (formerly EE Acquisition, Inc.)*

     3.9.2    Bylaws of Elsinore Engineering, Inc. (formerly EE
              Acquisition, Inc.)*

     3.10.1   Articles of Incorporation of Hollingsead International,
              Inc.*

     3.10.2   Bylaws of Hollingsead International Inc.*

     3.11.1   Articles of Incorporation of Tri-Star Electronics
              International, Inc.*

     3.11.2   Bylaws of Tri-Star Electronics International, Inc.*

     3.12.1   Articles of Incorporation of PATS, Inc.*

     3.12.2   Bylaws of PATS, Inc.*

     3.12.3   Amendment to Articles of PATS, Inc.*

     3.12.4   Amendment to Bylaws of PATS, Inc.*

     3.13.1   Articles of Incorporation of Flight Refueling, Inc.*

     3.13.2   Bylaws of Flight Refueling, Inc.*

     3.14.1   Articles of Incorporation of Patrick Aircraft Tank Systems,
              Inc.*

     3.14.2   Bylaws of Patrick Aircraft Tank Systems, Inc.*

     3.15.1   Articles of Incorporation of PATS Aircraft and Engineering
              Corporation*

     3.15.2   Bylaws of PATS Aircraft and Engineering Corporation*

     3.16.1   Articles of Incorporation of PATS Support, Inc.*

     3.16.2   Bylaws of PATS Support, Inc.*

     3.17.1   Articles of Incorporation of PPI Holdings, Inc.*

    EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
     3.17.2   By Laws of PPI Holdings, Inc.*

     3.18.1   Articles of Incorporation of Precision Pattern, Inc.*

     3.18.2   By Laws of Precision Pattern, Inc.*

     3.19.1   Articles of Incorporation of CWP Acquisition, Inc.*

     3.19.2   Bylaws of CWP Acquisition, Inc.*

     3.20.1   Articles of Incorporation of PCI Acquisition Co., Inc.*

     3.20.2   Bylaws of PCI Acquisition Co., Inc.*

     3.21.1   Articles of Incorporation of International Custom Interiors,
              Inc.*

     3.21.2   Bylaws of International Custom Interiors, Inc.*

     3.22.1   Articles of Incorporation DAH-IP Holdings, Inc.*

     3.22.2   By Laws of DAH-IP Holdings, Inc.*

     3.23.1   Articles of Incorporation of DAH-IP Infinity, Inc.*

     3.23.2   By Laws of DAH-IP Infinity, Inc.*

     3.24.1   Certificate of Limited Partnership DAH-IP Acquisition Co.,
              L.P.* the General Partner, and DeCrane Aircraft Holdings,
              Inc., the Limited Partner*

     3.24.2   Limited Partnership Agreement of DAH-IP Acquisition Co.,
              L.P. among DAH-IP Holdings, Inc., the General Partner, and
              DeCrane Aircraft Holdings, Inc., the Limited Partner*

     3.24.3   Assignment of Partnership Interest by DeCrane Aircraft
              Holdings, Inc. to DAH-IP Infinity, Inc.*

     4.1      Indenture dated October 5, 1998 between DeCrane Aircraft and
              State Street Bank and Trust Company*

     4.1.1    Supplemental Indenture dated January 22, 1999 among PATS,
              Inc. and its subsidiaries, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust
              Company*

     4.1.2    Supplemental Indenture to be dated April 23, 1999 among PPI
              Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State
              Street Bank and Trust Company*

     4.2      A/B Exchange Registration Rights Agreement among DeCrane
              Aircraft Holdings, Inc., the subsidiary guarantors, and DLJ
              Securities Corporation*

     4.5      Form of DeCrane 12% Senior Subordinated Notes due 2008*

    10.2      Amended and Restated Investors' Agreement dated as of
              October 2, 1998*

    10.5      Tax Sharing Agreement dated March 15, 1993 between DeCrane
              Aircraft and several subsidiaries*

    10.6 Employment Agreement dated July 17, 1998 between the Company and R. Jack DeCrane*

    10.7 401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln
              National Life Insurance Company*

    10.8      Form of Subscription Agreement for DeCrane Holdings Co.
              common and preferred stock by certain members of Global
              Technology Partners LLC*

    10.10     Credit Agreement dated August 28, 1998 by and among DeCrane
              Aircraft Holdings, Inc. (successor by merger to DeCrane
              Finance Co.) and DLJ Capital Funding, Inc.*

    10.10.1   First Amendment to Credit Agreement dated January 22, 1999*

    10.10.2   Second Amended and Restated Credit Agreement dated as of
              December 17, 1999 among DeCrane Aircraft, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

    10.11     Lease between Botzler-Emery Associates Guilford Ten Limited
              Partnership and PATS, Inc.*

    10.12     Lease among Continental Development Corporation, Tri-Star
              Electronics International, Inc., and Cory Components, Inc.
              for real property in El Segundo, CA*

    10.13 Lease among Kilroy Realty, L.P., Kilroy Realty Corporation and Hollingsead International for real property in Garden
              Grove, California*

    EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
    10.14     Lease between Sussex County, MD and PATS, Inc.*

    10.15     General Terms Agreement dated July 5, 1995 between the
              Boeing Company and Cory Components, Number 6-5752-0002*

    10.15.1 Special Business Provisions dated November 30, 1995 between the Boeing Company and Cory Components, Number 6-5752-0004*

    10.15.2   Purchase Agreement 9423JC4548 between Boeing Defense &
              Space- Irving Co. and Cory Components, January 1, 1995 through December 31, 1999*

    10.16     Purchase Agreement dated as of October 1, 1998 between
              Matsushita Electronic Industrial Co., Ltd. and Cory
              Components Inc.*

    10.17     1998 General Terms Agreement between the Boeing Company and
              Tri-Star Electronics International, Inc. dated July 1, 1998, number BCA-6-5632-0032*

    10.17.1 Special business provisions between the Boeing Company and Tri-Star Electronics International, Inc. dated July 1, 1998, number STD-6-5632-0097*

    10.18     General Terms Agreement between Boeing Company and PATS,
              Inc. dated February 17, 1998*

    10.18.1 Special business provisions between the Boeing Company and PATS, Inc. dated February 17, 1998*

    10.18.2   Letter Agreement dated January 15, 1999 between The Boeing
              Company and DeCrane Aircraft Holdings, Inc.*

    10.19     Stock Option Incentive Plan*

    10.20     Stock Purchase Plan*

    10.21     Cash Incentive Bonus Plan*

    12.1      DeCrane Aircraft Holdings, Inc. Earnings to Fixed Charges
              Ratio*

    21.1      List of Subsidiaries of Registrant*

    25        Statement of Eligibility and Qualification of State Street
              Bank & Trust Company, as trustee, under the Indenture listed as Exhibit 4.1, on Form T-1*

    27        Financial Data Schedule

------------------------

*   Previously filed.

    b.  REPORTS ON FORM 8-K

    On October 19, 1999, we filed a Form 8-K Current Report filing regarding the acquisition of Custom Woodwork & Plastics, Inc. PCI NewCo, Inc. and International Custom Interiors, Inc.

    On December 14, 1999, we filed a Form 8-KA updating financial information regarding the acquisition of PCI Newco, Inc. and International Custom Interiors, Inc.

    On December 30, 1999, we filed a Form 8-K Current Report with respect to the consummation of the acquisition of Infinity Partners, Ltd.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                                    DECRANE AIRCRAFT HOLDINGS, INC.

Date: March 30, 2000                           By:               /s/ R. JACK DECRANE
                                                    --------------------------------------------
                                                                   R. Jack DeCrane
                                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                CAPACITY                       DATE
               ---------                                --------                       ----
          /s/ R. JACK DECRANE
--------------------------------------   Chief Executive Officer and Director     March 30, 2000
            R. Jack DeCrane

         /s/ RICHARD J. KAPLAN           Senior Vice President, Chief Financial
--------------------------------------     Officer, Secretary and Treasurer       March 30, 2000
           Richard J. Kaplan               (Principal accounting officer)

           /s/ THOMPSON DEAN
--------------------------------------   Chairman of the Board of Directors       March 30, 2000
             Thompson Dean

         /s/ JOHN F. FORT III
--------------------------------------   Director                                 March 30, 2000
           John F. Fort III

       /s/ DR. ROBERT J. HERMANN
--------------------------------------   Director                                 March 30, 2000
         Dr. Robert J. Hermann

       /s/ DR. PAUL G. KAMINSKI
--------------------------------------   Director                                 March 30, 2000
         Dr. Paul G. Kaminski

        /s/ DOUGLAS L. MELTZER
--------------------------------------   Director                                 March 30, 2000
          Douglas L. Meltzer

         /s/ SUSAN C. SCHNABEL
--------------------------------------   Director                                 March 30, 2000
           Susan C. Schnabel