Form 10-Q
period 2000-06-30
DECRANE AIRCRAFT HOLDINGS INC
filed 2000-08-14
CIK 880765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        Commission File Number 333-70365

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

                                 --------------

                                (NOT APPLICABLE)

(Former address and telephone number of principal executive offices, if changed since last report)

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of July 31, 2000 was 100 shares.

================================================================================

                         DECRANE AIRCRAFT HOLDINGS, INC.

                                      INDEX

                                                                                                               PAGE

                                     PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 ......................      1

              Consolidated Statements of Operations for the three months and six months
                  ended June 30, 1999 and 2000 ...........................................................      2

              Consolidated Statements of Stockholder's Equity for the six months ended June 30, 2000 .....      3

              Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 2000 ......      4

              Condensed Notes to Consolidated Financial Statements .......................................      5


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......     17


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..................................     24




                                      PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS ..........................................................................     26


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits ...................................................................................     26

              Reports on Form 8-K ........................................................................     26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,      JUNE 30,
                                                                                                      1999             2000
                                                                                                   ---------         ---------
                                                                                                                    (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents ..............................................................        $   7,918         $   7,917
   Accounts receivable, net ...............................................................           39,580            61,757
   Inventories ............................................................................           58,721            79,674
   Deferred income taxes ..................................................................            5,592             5,295
   Prepaid expenses and other current assets ..............................................            2,114             2,794
                                                                                                   ---------         ---------
     Total current assets .................................................................          113,925           157,437

Property and equipment, net ...............................................................           37,700            53,426
Other assets, principally intangibles, net ................................................          374,111           402,522
                                                                                                   ---------         ---------
       Total assets .......................................................................        $ 525,736         $ 613,385
                                                                                                   =========         =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion of long-term debt ......................................................        $   5,070         $   6,852
   Accounts payable .......................................................................           14,948            18,310
   Accrued liabilities ....................................................................           61,082            44,416
   Income taxes payable ...................................................................            3,576             4,121
                                                                                                   ---------         ---------
     Total current liabilities ............................................................           84,676            73,699

Long-term debt ............................................................................          310,581           372,954
Deferred income taxes .....................................................................           21,249            22,349
Other long-term liabilities ...............................................................            2,989             3,279

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock ....................................................                -            25,000
                                                                                                   ---------         ---------

Stockholder's equity
   Cumulative convertible preferred stock, $.01 par value, 8,314,018 shares authorized;
     none issued and outstanding as of December 31, 1999 and June 30, 2000 ................                -                 -
   Undesignated preferred stock, $.01 par value, 10,000,000 and 9,300,000 shares authorized as of December 31, 1999 and June 30, 2000, respectively;
     none issued and outstanding as of December 31, 1999 and June 30, 2000 ................                -                 -
   Common stock, $.01 par value, 9,924,950 shares authorized; 100 shares
     issued and outstanding as of December 31, 1999 and June 30, 2000 .....................                -                 -
   Additional paid-in capital .............................................................          117,158           124,628
   Notes receivable for shares sold .......................................................           (2,468)           (2,485)
   Accumulated deficit ....................................................................           (6,923)           (4,181)
   Accumulated other comprehensive loss ...................................................           (1,526)           (1,858)
                                                                                                   ---------         ---------
     Total stockholder's equity ...........................................................          106,241           116,104
                                                                                                   ---------         ---------
       Total liabilities, mandatorily redeemable preferred stock and stockholder's equity .        $ 525,736         $ 613,385
                                                                                                   =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                         ------------------------  ------------------------
                                                                            1999          2000         1999         2000
                                                                         -----------  -----------  -----------  -----------
                                                                                             (UNAUDITED)
Revenues ..............................................................  $    62,703  $    82,094  $   112,598   $  161,272
Cost of sales .........................................................       42,079       54,483       75,974      107,509
                                                                         -----------  -----------  -----------  -----------

     Gross profit .....................................................       20,624       27,611       36,624       53,763
                                                                         -----------  -----------  -----------  -----------

Operating expenses
   Selling, general and administrative ................................        9,079        9,893       17,250       20,939
   Amortization of intangible assets ..................................        2,894        4,037        5,458        8,250
                                                                         -----------  -----------  -----------  -----------
     Total operating expenses .........................................       11,973       13,930       22,708       29,189
                                                                         -----------  -----------  -----------  -----------

Income from operations ................................................        8,651       13,681       13,916       24,574

Other expenses
   Interest expense ...................................................        6,978       10,037       12,729       18,713
   Other expenses (income) ............................................         (223)         109         (367)         173
                                                                         -----------  -----------  -----------  -----------

Income before provision for income taxes ..............................        1,896        3,535        1,554        5,688
Provision for income taxes ............................................        1,804        1,548        1,737        2,946
                                                                         -----------  -----------  -----------  -----------

Net income (loss) .....................................................  $        92  $     1,987  $      (183)    $  2,742
                                                                         ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      NOTES
                                    CONVERTIBLE   UNDESIGNATED     COMMON STOCK      ADDITIONAL     RECEIVABLE
                                     PREFERRED     PREFERRED    ------------------     PAID-IN      FOR SHARES
                                       STOCK        STOCK       SHARES      AMOUNT     CAPITAL          SOLD
                                    -----------   ------------  ------------------   ----------     -----------
Balance, December 31, 1999 ...            -            -          100     $      -    $ 117,158     $  (2,468)

Comprehensive income
   Net income ................            -            -            -            -            -             -
   Translation adjustment ....            -            -            -            -            -             -


Capital contribution .........            -            -            -            -        7,500             -

Mandatorily redeemable
   preferred stock issuance
   costs .....................            -            -            -            -         (100)            -

Repurchase of common stock
   and cancellation of related
   note receivable ...........            -            -            -            -         (101)           51

Compensatory stock
   option expense ............            -            -            -            -          171             -

Notes receivable interest
   accrued ...................            -            -            -            -            -           (68)
                                  ---------    ---------    ---------    ---------    ---------     ---------

Balance, June 30, 2000
   (Unaudited) ...............     $      -     $      -          100     $      -    $ 124,628     $  (2,485)
                                  =========    =========    =========    =========    =========     =========


                                                  ACCUMULATED
                                                     OTHER
                                  ACCUMULATED    COMPREHENSIVE
                                     DEFICIT          LOSS          TOTAL
                                  -----------    ------------    ----------
Balance, December 31, 1999 ...    $  (6,923)    $  (1,526)       $ 106,241

Comprehensive income
   Net income ................        2,742             -            2,742
   Translation adjustment ....            -          (332)            (332)
                                                                 ----------
                                                                     2,410
                                                                 ----------

Capital contribution .........            -             -            7,500

Mandatorily redeemable
   preferred stock issuance
   costs .....................            -             -             (100)

Repurchase of common stock
   and cancellation of related
   note receivable ...........            -             -              (50)

Compensatory stock
   option expense ............            -             -              171

Notes receivable interest
   accrued ...................            -             -              (68)
                                  ---------     ---------        ---------

Balance, June 30, 2000
   (Unaudited) ...............    $  (4,181)    $  (1,858)       $ 116,104
                                  =========     =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                               ------------------------
                                                                                                  1999          2000
                                                                                               ---------      ---------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .....................................................................     $    (183)     $   2,742
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization .....................................................         8,785         13,474
       Deferred income taxes .............................................................           161          1,407
       Other, net ........................................................................           131            522
       Changes in assets and liabilities, net of effect from acquisitions
         Accounts receivable .............................................................        (7,130)       (13,134)
         Inventories .....................................................................         2,399         (7,661)
         Prepaid expenses and other assets ...............................................          (757)          (316)
         Accounts payable ................................................................        (1,384)          (768)
         Accrued liabilities .............................................................           228           (377)
         Income taxes payable ............................................................         2,511          1,199
         Other long-term liabilities .....................................................           (55)          (195)
                                                                                               ---------      ---------
           Net cash provided by (used for) operating activities ..........................         4,706         (3,107)
                                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired ......................................      (102,975)       (76,861)
   Capital expenditures ..................................................................        (3,054)       (12,635)
   Other, net ............................................................................            78             75
                                                                                               ---------      ---------
           Net cash used for investing activities ........................................      (105,951)       (89,421)
                                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings ..................................................................        90,000         55,000
   Proceeds from the sale of preferred stock .............................................             -         25,000
   Net borrowings (repayments) under senior credit facility ..............................        (2,800)        10,000
   Capital contribution ..................................................................        12,500          7,500
   Customer advance ......................................................................         5,000              -
   Other long-term borrowings ............................................................           636              -
   Deferred financing costs ..............................................................        (3,062)        (2,170)
   Principal payments on term debt, capitalized leases and other debt ....................        (1,223)        (2,611)
   Other, net ............................................................................           171           (187)
                                                                                               ---------      ---------
           Net cash provided by financing activities .....................................       101,222         92,532
                                                                                               ---------      ---------

Effect of foreign currency translation on cash ...........................................            (6)            (5)
                                                                                               ---------      ---------

Net decrease in cash and cash equivalents ................................................           (29)            (1)
Cash and cash equivalents at beginning of period .........................................         3,518          7,918
                                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................................     $   3,489      $   7,917
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

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair statement of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company's 1999 Form 10-K. Some reclassifications have been made to prior periods' financial statements to conform to the 2000 presentation.

NOTE 2 - ACQUISITIONS

     During the six months ended June 30, 2000, the Company acquired:

     - substantially all of the assets of Carl F. Booth & Co., Inc., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000; and

     - all of the common stock of ERDA, Inc., a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000.

     The companies acquired will be part of the Cabin Management Group. The total purchase price was $51,128,000, including certain liabilities assumed of $3,871,000, but not including contingent consideration of $2,000,000 related to one of the acquisitions and an indeterminable amount for the other. The contingent consideration is payable over three years based on future attainment of defined performance criteria. The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values. As a result, the $35,584,000 difference between the total purchase price and the fair value of the net assets acquired was recorded as goodwill.

     The purchase price allocations are preliminary and may change upon the completion of the final valuations of the net assets acquired. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The consolidated balance sheet as of June 30, 2000 reflects the financial position of the companies acquired and the consolidated statements of operations for the three months and six months ended June 30, 2000 includes their operating results subsequent to their respective acquisition dates.

     The acquisitions were funded with borrowings under the Company's senior credit facility as described in Note 7 and the proceeds from the sale of capital stock described in Note 9.

NOTE 3 - UNAUDITED PRO FORMA RESULTS OF OPERATIONS FOR 1999 AND 2000
         ACQUISITIONS

     Unaudited pro forma consolidated results of operations are presented in the table below for six months ended June 30, 1999 and 2000. The pro forma results of operations reflect the Company's 1999 acquisitions described in the 1999 audited financial statements and the 2000 Carl F. Booth and ERDA acquisitions described in Note 2 as if all of the transactions were consummated as of January 1, 1999. Amounts are in thousands.

                                                                       PRO FORMA FOR THE
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      -------------------
                                                                       1999         2000
                                                                      ---------  --------
                                                                          (UNAUDITED)
Revenues ........................................................  $   163,899   $  180,302
EBITDA, as defined (Note 12) ....................................       34,175       41,977
Net income ......................................................          770        3,381

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

     - Severance and other compensation costs related to the termination of approximately fifty manufacturing and administrative employees upon closing of the manufacturing facility, which ceased operations on June 2, 2000, and elimination of duplicate administrative personnel following the consolidation of the operations;

     - Lease termination and other related costs expected to be incurred during the remaining term of a long-term lease agreement at the facility being vacated following the restructuring, net of expected sublease income; and

     -   Other exit costs, principally legal and consulting fees.

     The Company commenced the restructuring during 1999 and expects to complete the plan in the third quarter of 2000. Of the total charge, $7,242,000 represented a noncash write-down of assets. As of December 31, 1999, $7,754,000 had been incurred and the remaining $2,181,000 was reflected as an accrued liability. Components of the amounts incurred through June 30, 2000 are as follows (amounts in thousands):

                                                                   BALANCE AT                BALANCE AT
                                                                  DECEMBER 31,   AMOUNTS      JUNE 30,
                                                                      1999       INCURRED       2000
                                                                  -----------  -----------  -----------
                                                                                (UNAUDITED)  (UNAUDITED)
Severance and other compensation costs .........................  $       784  $      (710)  $      74
Lease termination and other related costs ......................          721         (290)         431
Other exit costs ...............................................          676         (280)         396
                                                                  -----------  -----------  -----------
   Total .......................................................  $     2,181  $    (1,280)  $      901
                                                                  ===========  ===========  ===========

     Through June 30, 2000, severance and other compensation costs of approximately $1,003,000 have been paid to date to approximately fifty employees, of which $710,000 was incurred during the six months ended June 30, 2000. The amounts paid to date have been primarily to manufacturing employees either terminated or subject to termination as the Company phases out of the manufacturing business. The Company expects to incur the remaining costs during the third quarter of 2000 when the restructuring plan is completed and duplicate administrative personnel are eliminated. No significant adjustments have been made to the original estimates.

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

NOTE 5 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):

                                                                                                   DECEMBER 31,   JUNE 30,
                                                                                                       1999         2000
                                                                                                   -----------  ------------
                                                                                                                 (UNAUDITED)
Raw materials ...................................................................................  $    28,249    $  44,274
Work-in process .................................................................................       20,520       26,177
Finished goods ..................................................................................        9,952        9,223
                                                                                                   -----------  ------------
   Total inventories ............................................................................  $    58,721    $  79,674
                                                                                                   ===========  ============

     Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are engineering costs related to long-term contracts that will be recoverable based on future sales in the amount of $5,720,000 at December 31, 1999 and $7,530,000 at June 30, 2000. Periodic assessments are performed to ensure recoverability of engineering costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 1999 and 2000.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following (amounts in thousands):

                                                                                                   DECEMBER 31,   JUNE 30,
                                                                                                       1999         2000
                                                                                                   -----------  ------------
                                                                                                                 (UNAUDITED)
Acquisition related contingent consideration ....................................................  $    29,825     $    500
Salaries, wages, compensated absences and payroll related taxes .................................        8,673       11,243
Customer deposits ...............................................................................        8,072       12,958
Accrued interest ................................................................................        3,228        3,236
Other accrued liabilities .......................................................................       11,284       16,479
                                                                                                   -----------  ------------
   Total accrued liabilities ....................................................................  $    61,082    $  44,416
                                                                                                   ===========  ============

NOTE 7 - LONG-TERM DEBT

     Long-term debt includes the following amounts (amounts in thousands):

                                                                                  DECEMBER 31,    JUNE 30,
                                                                                      1999          2000
                                                                                  -----------  ------------
                                                                                                (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit ........................  $        -      $  8,000
   $25 million acquisition revolving line of credit ............................           -         2,000
   Term loans ..................................................................      213,213      266,175
12% senior subordinated notes ..................................................      100,000      100,000
Capital lease obligations and equipment term financing, with interest at
   4.7% to 25.7%, secured by equipment .........................................        2,411        3,631
Other ..........................................................................           27           -
                                                                                  -----------  ------------
   Total long-term debt ........................................................      315,651      379,806
   Less current portion ........................................................       (5,070)      (6,852)
                                                                                  -----------  ------------
     Long-term debt, less current portion ......................................  $   310,581   $  372,954
                                                                                  ===========  ============

     During the six months ended June 30, 2000, the Company amended its senior credit facility and borrowed an additional $55,000,000 under the term loan facility and used the proceeds to partially fund the acquisitions described in
Note 2. The amendment increased the prime and Euro-Dollar interest rate margins charged on the loans. Currently, the applicable margins are 1.75% to 2.75% for prime rate borrowings and 3.00% to 4.00% for Euro-Dollar rate borrowings.

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

NOTE 9 - CAPITAL STRUCTURE

     During the six months ended June 30, 2000, the Company and its parent company, DeCrane Holdings, sold capital stock and used the net proceeds to partially fund the acquisitions described in Note 2.

MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. On June 30, 2000, the Company designated 700,000 of those shares as 16% Senior Redeemable Exchangeable Preferred Stock Due 2009 and sold 250,000 shares for $25,000,000 or $100.00 per share. The preferred stock has a $100.00 per share liquidation preference, plus accrued and unpaid cash dividends, and is non-voting. The Company's preferred stock dividend and redemption obligations rank senior to the DeCrane Holdings preferred stock obligations described in Note 10.

     Holders of the Company's senior redeemable preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, the Company may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. The preferred stock is mandatorily redeemable on March 31, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require the Company to redeem all or part of such holder's shares at a price equal to 101% of the liquidation preference (116% if prior to July 1, 2001), plus accrued and unpaid cash dividends.

PAID-IN CAPITAL AND NOTES RECEIVABLE FOR SHARES SOLD

     During the six months ended June 30, 2000, the Company received an additional $7,500,000 cash capital contribution from DeCrane Holdings resulting from its sale of capital stock. DeCrane Holdings also repurchased 4,347 shares of its common stock from a former employee at $23.00 per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

FUNDING OF DECRANE HOLDINGS PREFERRED STOCK OBLIGATIONS

     The Company is a wholly owned subsidiary of DeCrane Holdings and its capital structure also includes mandatorily redeemable preferred stock. Since the Company is DeCrane Holdings' only operating subsidiary and source of cash, the Company may be required to fund DeCrane Holdings' preferred stock dividend and redemption obligations in the future. The DeCrane Holdings preferred stock dividend and redemption obligations are subordinate to the Company's preferred stock obligations.

     DeCrane Holdings' preferred stock dividends are payable quarterly at a rate of 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation. On or after September 30, 2005, preferred stock dividends are paid in cash. The DeCrane Holdings preferred stock has a total redemption value of $44,111,000 as of June 30, 2000, including accumulated dividends.

CONTINGENT ACQUISITION CONSIDERATION

     The maximum determinable contingent consideration payment obligations, resulting from the acquisitions described in Note 2, are as follows as of June 30, 2000:

                                                                            (IN THOUSANDS)
Based on future attainment of defined performance criteria
   for the year ending December 31,
     2000 .................................................................    $  21,575
     2001 .................................................................        1,950
     2002 .................................................................        1,850
     2003 .................................................................          750
                                                                             -----------
       Total maximum obligation ...........................................    $  26,125
                                                                             ===========

     Contingent consideration payable, if any, is payable during the first quarter of the following year.

NOTE 11 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                   -----------  -----------
                                                                                                       1999         2000
                                                                                                   -----------  -----------
                                                                                                          (UNAUDITED)
Fair value of assets acquired ...................................................................  $   117,528    $  62,381
Liabilities assumed .............................................................................      (15,308)     (14,951)
                                                                                                   -----------  -----------
   Cash paid ....................................................................................      102,220       47,430
   Less cash acquired ...........................................................................       (2,245)        (173)
                                                                                                   -----------  -----------
     Net cash paid for companies acquired during the period .....................................       99,975       47,257

Contingent consideration paid for previously completed acquisitions .............................        3,000       29,325
Additional acquisition related expenses .........................................................           -           279
                                                                                                   -----------  -----------
       Total cash paid for acquisitions .........................................................  $   102,975    $  76,861
                                                                                                   ===========  ===========

NOTE 12 - BUSINESS SEGMENT INFORMATION

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

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                         ------------------------  ------------------------
                                                                            1999          2000         1999         2000
                                                                         -----------  -----------  -----------  -----------
                                                                                      (UNAUDITED, IN THOUSANDS)
Revenues
   Cabin Management ...................................................  $    17,616  $    40,554  $    25,437   $   76,778
   Specialty Avionics .................................................       29,169       26,045       59,738       52,842
   Systems Integration ................................................       16,571       15,783       28,219       32,392
   Inter-group elimination (1) ........................................         (653)        (288)        (796)        (740)
                                                                         -----------  -----------  -----------  -----------
     Consolidated revenues ............................................  $    62,703  $    82,094  $   112,598   $  161,272
                                                                         ===========  ===========  ===========  ===========

EBITDA (2)
   Cabin Management ...................................................  $     6,140  $    11,986  $     8,437   $   21,381
   Specialty Avionics .................................................        6,893        5,983       14,513       12,131
   Systems Integration ................................................        2,197        3,514        3,006        6,956
   Corporate (3) ......................................................       (1,063)      (1,542)      (2,824)      (3,345)
                                                                         -----------  -----------  -----------  -----------
     Consolidated EBITDA ..............................................  $    14,167  $    19,941  $    23,132   $   37,123
                                                                         ===========  ===========  ===========  ===========

Total assets (as of period end date)
   Cabin Management .............................................................................  $   104,879   $  272,161
   Specialty Avionics ...........................................................................      228,546      221,572
   Systems Integration ..........................................................................       91,971       84,790
   Corporate ....................................................................................       21,379       34,862
                                                                                                   -----------  -----------
     Consolidated total assets ..................................................................  $   446,775   $  613,385
                                                                                                   ===========  ===========

(1) Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2) A reconciliation of consolidated EBITDA to income before income taxes is as follows:

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                  JUNE 30,
                                                                         ------------------------  ------------------------
                                                                            1999          2000         1999         2000
                                                                         -----------  -----------  -----------  -----------
                                                                                      (UNAUDITED, IN THOUSANDS)
     Consolidated EBITDA ..............................................  $    14,167  $    19,941  $    23,132    $  37,123
     Depreciation and amortization (a) ................................       (4,310)      (6,171)      (8,010)     (12,371)
     Noncash acquisition related charges ..............................       (1,093)          -        (1,093)          -
     Other non-operating costs ........................................         (113)         (89)        (113)        (178)
     Interest expense .................................................       (6,978)     (10,037)     (12,729)     (18,713)
     Other (expenses) income ..........................................          223         (109)         367         (173)
                                                                         -----------  -----------  -----------  -----------
       Consolidated income before income taxes ........................  $     1,896  $     3,535  $     1,554    $   5,688
                                                                         ===========  ===========  ===========  ===========

-----------------------------
     (a) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $443,000 and $500,000 for the three months ended June 30, 1999 and 2000, respectively, and $775,000 and $1,103,000 for the six months ended June 30, 1999 and 2000, respectively.

(3) Reflects the Company's corporate headquarters costs and expenses not allocated to the groups.

NOTE 13 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

BALANCE SHEETS

                                                                              DECEMBER 31, 1999
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets
   Cash and cash equivalents ......................  $     7,839  $      (323)  $      402    $       -          $    7,918
   Accounts receivable, net .......................           -        38,201        1,379            -              39,580
   Inventories ....................................           -        57,072        1,649            -              58,721
   Other current assets ...........................        6,645          938          123            -               7,706
                                                     -----------  ------------  -------------   -------------    ------------
     Total current assets .........................       14,484       95,888        3,553            -             113,925

Property and equipment, net .......................        1,282       34,174        2,244            -              37,700
Other assets, principally intangibles, net ........       17,065      344,986       12,060            -             374,111
Investments in subsidiaries .......................      360,515       20,305           -       (380,820)(1)             -
Intercompany receivables ..........................       77,566       17,334        2,612       (97,512)(2)             -
                                                     -----------  ------------  -------------   -------------    ------------
       Total assets ...............................  $   470,912  $   512,687   $   20,469    $ (478,332)        $  525,736
                                                     ===========  ============  =============   ==============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion of long-term debt ..............  $     4,640  $       404   $       26    $       -          $    5,070
   Other current liabilities ......................       10,237       68,691          678            -              79,606
                                                     -----------  ------------  -------------   -------------    ------------
     Total current liabilities ....................       14,877       69,095          704            -              84,676

Long-term debt ....................................      309,836          712           33            -             310,581
Intercompany payables .............................       17,797       79,384          331       (97,512)(2)             -
Other long-term liabilities .......................       20,635        2,981          622            -              24,238
                                                     -----------  ------------  -------------   -------------    ------------

Stockholder's equity
   Paid-in capital ................................      114,690      289,415       15,440      (304,855)(1)        114,690
   Retained earnings (deficit) ....................       (6,923)      71,100        4,865       (75,965)(1)         (6,923)
   Accumulated other comprehensive loss ...........           -            -        (1,526)           -              (1,526)
                                                     -----------  ------------  -------------   -------------    ------------
     Total stockholder's equity ...................      107,767      360,515       18,779      (380,820)           106,241
                                                     -----------  ------------  -------------   -------------    ------------
       Total liabilities and
         stockholder's equity .....................  $   470,912  $   512,687   $   20,469    $ (478,332)        $  525,736
                                                     ===========  ============  =============   =============    ============

                                                                           JUNE 30, 2000 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets
   Cash and cash equivalents ......................  $     7,908  $      (264)  $      273     $      -          $    7,917
   Accounts receivable, net .......................           -        60,112        1,645            -              61,757
   Inventories ....................................           -        77,591        2,083            -              79,674
   Other current assets ...........................        5,770        2,067          252            -               8,089
                                                     -----------  ------------  -------------   -------------    ------------
     Total current assets .........................       13,678      139,506        4,253            -             157,437

Property and equipment, net .......................        4,748       46,596        2,082            -              53,426
Other assets, principally intangibles, net ........       18,256      373,842       10,424            -             402,522
Investments in subsidiaries .......................      393,383       20,559           -       (413,942)(1)             -
Intercompany receivables ..........................      137,509       10,219        3,104      (150,832)(2)             -
                                                     -----------  ------------  -------------   -------------    ------------
       Total assets ...............................  $   567,574  $   590,722   $   19,863     $(564,774)        $  613,385
                                                     ===========  ============  =============   =============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion on long-term debt ..............  $     6,403  $       423   $       26     $      -          $    6,852
   Other current liabilities ......................       14,993       51,334          520            -              66,847
                                                     -----------  ------------  -------------   -------------    ------------
     Total current liabilities ....................       21,396       51,757          546            -              73,699

Long-term debt ....................................      370,958        1,977           19            -             372,954
Intercompany payables .............................       10,219      140,613           -       (150,832)(2)             -
Other long-term liabilities .......................       22,039        2,992          597            -              25,628

Mandatorily redeemable preferred stock ............       25,000           -            -             -              25,000
                                                     -----------  ------------  -------------   -------------    ------------

Stockholder's equity
   Paid-in capital ................................      122,143      316,311       15,440      (331,751)(1)        122,143
   Retained earnings (deficit) ....................       (4,181)      77,072        5,119       (82,191)(1)         (4,181)
   Accumulated other comprehensive loss ...........           -            -        (1,858)           -              (1,858)
                                                     -----------  ------------  -------------   -------------    ------------
     Total stockholder's equity ...................      117,962      393,383       18,701      (413,942)           116,104
                                                     -----------  ------------  -------------   -------------    ------------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholder's equity .  $   567,574  $   590,722   $   19,863     $(564,774)        $  613,385
                                                     ===========  ===========   =============   =============    ============

STATEMENTS OF OPERATIONS

                                                                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                 (IN THOUSANDS)
Revenues ..........................................  $        -    $  110,320    $   6,247      $ (3,969)(3)     $  112,598
Cost of sales .....................................           -        74,933        5,010        (3,969)(3)         75,974
                                                     -----------  ------------  -------------   -------------    ------------

Gross profit ......................................           -        35,387        1,237            -              36,624

Selling, general and administrative expenses ......        2,978       13,551          721            -              17,250
Amortization of intangible assets .................           78        5,128          252            -               5,458
Interest expense ..................................       12,525          186           18            -              12,729
Intercompany charges ..............................       (3,386)       3,290           96            -                  -
Equity in earnings of subsidiaries ................       (7,238)        (496)          -          7,734 (4)             -
Other expenses (income) ...........................           -            75         (442)           -                (367)
Provision (benefit) for income taxes ..............       (4,774)       6,415           96            -               1,737
                                                     -----------  ------------  -------------   -------------    ------------

Net income (loss) .................................  $      (183)  $    7,238    $     496      $ (7,734)        $    (183)
                                                     ===========  ============  =============   =============    ============


                                                                   SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                 (IN THOUSANDS)
Revenues ..........................................  $        -   $   160,349   $    6,261      $ (5,338)(3)     $  161,272
Cost of sales .....................................           -       107,959        4,888        (5,338)(3)        107,509
                                                     -----------  ------------  -------------   -------------    ------------
Gross profit ......................................           -        52,390        1,373            -              53,763

Selling, general and administrative expenses ......        3,745       16,537          657            -              20,939
Amortization of intangible assets .................          101        7,932          217            -               8,250
Interest expense ..................................       18,524          178           11            -              18,713
Intercompany charges ..............................       (6,822)       6,822           -             -                  -
Equity in earnings of subsidiaries ................      (11,822)        (391)          -         12,213 (4)             -
Other expenses ....................................          114           30           29            -                 173
Provision (benefit) for income taxes ..............       (6,582)       9,460           68            -               2,946
                                                     -----------  ------------  -------------   -------------    ------------

Net income ........................................  $     2,742  $    11,822   $      391      $(12,213)        $    2,742
                                                     ===========  ============  =============   =============    ============

STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                                       -------------------------------------------------------------------------
                                                                        GUARANTOR    NON-GUARANTOR  CONSOLIDATING   CONSOLIDATED
                                                          ISSUER      SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS         TOTAL
                                                       -------------  -------------  -------------  -------------  -------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..............................     $    (183)     $   7,238      $     496      $  (7,734)(4)     $    (183)
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............         1,154          7,631            292              -             9,077
     Equity in earnings of subsidiaries ...........        (7,238)          (496)             -          7,734 (4)             -
   Changes in working capital .....................        14,179        (17,583)          (784)             -            (4,188)
                                                        ---------      ---------      ---------      ---------         ---------
     Net cash provided by (used for)
       operating activities .......................         7,912         (3,210)             4              -             4,706
                                                        ---------      ---------      ---------      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired      (105,220)         2,245              -              -          (102,975)
   Capital expenditures and other .................           (22)        (2,515)          (439)             -            (2,976)
                                                        ---------      ---------      ---------      ---------         ---------
     Net cash provided by (used for)
       investing activities .......................      (105,242)          (270)          (439)             -          (105,951)
                                                        ---------      ---------      ---------      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings ...........................        90,000              -              -              -            90,000
   Capital contribution ...........................        12,500              -              -              -            12,500
   Customer advance ...............................             -          5,000              -              -             5,000
   Other long-term borrowings .....................           636              -              -              -               636
   Deferred financing costs .......................        (3,062)             -              -              -            (3,062)
   Net revolving line of credit repayments ........        (2,800)             -              -              -            (2,800)
   Principal payments on long-term debt and
     capital leases ...............................          (697)          (511)           (15)             -            (1,223)
   Other, net .....................................             -            (94)           265              -               171
                                                        ---------      ---------      ---------      ---------         ---------
     Net cash provided by financing activities ....        96,577          4,395            250              -           101,222
                                                        ---------      ---------      ---------      ---------         ---------
Effect of foreign currency translation on cash ....             -              -             (6)             -                (6)
                                                        ---------      ---------      ---------      ---------         ---------
Net increase (decrease) in cash and equivalents ...          (753)           915           (191)             -               (29)
Cash and equivalents at beginning of period .......         2,458            762            298              -             3,518
                                                        ---------      ---------      ---------      ---------         ---------
Cash and equivalents at end of period .............     $   1,705      $   1,677      $     107     $        -         $   3,489
                                                        =========      =========      =========      =========         =========


                                                                SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
                                                    -------------------------------------------------------------------------
                                                                     GUARANTOR    NON-GUARANTOR  CONSOLIDATING   CONSOLIDATED
                                                       ISSUER      SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS         TOTAL
                                                    -------------  -------------  -------------  -------------  -------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $     2,742  $    11,822   $      391   $   (12,213)(4)       $  2,742
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............        2,936       11,985          482            -              15,403
     Equity in earnings of subsidiaries ...........      (11,822)        (391)          -         12,213 (4)             -
   Changes in working capital .....................       (6,141)     (14,489)        (622)           -             (21,252)
                                                     -----------  -----------   ----------   -----------        -----------
     Net cash provided by (used for)
       operating activities........................      (12,285)       8,927          251            -              (3,107)
                                                     -----------  -----------   ----------   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of
     cash acquired ................................      (77,034)         173           -             -             (76,861)
   Capital expenditures and other .................       (3,626)      (8,572)        (362)           -             (12,560)
                                                     -----------  -----------   ----------   -----------        -----------
     Net cash used for investing activities .......      (80,660)      (8,399)        (362)           -             (89,421)
                                                     -----------  -----------   ----------   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt financing for acquisitions ................       55,000           -            -             -              55,000
   Preferred stock financing for acquisitions......       25,000           -            -             -              25,000
   Line of credit borrowings ......................       10,000           -            -             -              10,000
   Capital contribution ...........................        7,500           -            -             -               7,500
   Principal payments on long-term debt and
     capital leases ...............................       (2,266)        (332)         (13)           -              (2,611)
   Deferred financing costs .......................       (2,170)          -            -             -              (2,170)
   Other, net .....................................          (50)        (137)          -             -                (187)
                                                     -----------  -----------   ----------   -----------        ------------
     Net cash provided by
       financing activities .......................       93,014         (469)         (13)           -              92,532
                                                     -----------  -----------   ----------   -----------        -----------
Effect of foreign currency
   translation on cash ............................           -            -            (5)           -                  (5)
                                                     -----------  -----------   ----------   -----------        -----------
Net increase (decrease) in cash
   and equivalents ................................           69           59         (129)           -                  (1)
Cash and equivalents at beginning
   of period ......................................        7,839         (323)         402            -               7,918
                                                     -----------  -----------   ----------   -----------        -----------
Cash and equivalents at end of period .............  $     7,908  $      (264)  $      273   $        -         $     7,917
                                                     ===========  ===========   ==========   ===========        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS REPORT.

                                    OVERVIEW

     Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Since January 1, 1999, we have completed eight acquisitions and, as a result, our historical financial statements do not reflect the financial position, results of operations and cash flows of our current businesses. The companies we have acquired since January 1, 1999, which affect the comparability of the historical financial statements included herein, consist of:

CABIN MANAGEMENT GROUP

     - PPI, acquired on April 23, 1999;

     - Custom Woodwork, acquired on August 5,
       1999;

     - PCI NewCo, acquired on October 6, 1999;

     - International Custom Interiors, acquired on October 8, 1999;

     - The Infinity Partners, acquired on December 17, 1999;

     - Carl F. Booth, acquired on May 11, 2000;

     - ERDA, acquired on June 30, 2000; and

SYSTEMS INTEGRATION GROUP

     -   PATS, acquired on January 22, 1999.

     Our historical financial statements reflect the financial position, results of operations and cash flows of the companies we acquired subsequent to their respective 1999 and 2000 acquisition dates.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased $19.4 million, or 30.9%, to $82.1 million for the three months ended June 30, 2000 from $62.7 million for the three months ended June 30, 1999. The increase primarily resulted from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $      23.0      130.7%
     Specialty Avionics .....................................................................         (3.2)     (11.0)
     Systems Integration ....................................................................         (0.8)      (4.8)
     Inter-group elimination ................................................................          0.4
                                                                                               -----------
       Total ................................................................................  $      19.4
                                                                                               ===========

     CABIN MANAGEMENT. Revenues increased by $23.0 million, or 130.7% over the prior year, due to:
     - the inclusion of $20.7 million of revenues resulting from our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl Booth in 2000; and

     - a $2.3 million increase in entertainment and cabin management product revenues primarily related to volume growth.

     SPECIALTY AVIONICS. Revenues decreased by $3.2 million, or 11.0% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Revenues decreased by $0.8 million, or 4.8% from the prior year, primarily due to the timing of orders received and when they were shipped.

     GROSS PROFIT. Gross profit increased $7.0 million, or 33.9%, to $27.6 million for the three months ended June 30, 2000. The increase primarily results from the inclusion of gross profit in 2000 from companies we acquired in 1999 and 2000. Gross profit as a percent of revenues increased to 33.6% for the three months ended June 30, 2000 from 32.9% for the same period last year primarily as a result of the higher margins of companies acquired during 1999 and 2000. By segment, gross profit changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $       7.6        105.6%
     Specialty Avionics .....................................................................         (2.4)       (24.5)
     Systems Integration ....................................................................          1.8         50.0
                                                                                               -----------
       Total ................................................................................  $       7.0
                                                                                               ===========

     CABIN MANAGEMENT. Gross profit increased by $7.6 million, or 105.6% over the prior year, due to:
     - the inclusion of $7.0 million of gross profit resulting from our 1999 and 2000 acquisitions; and

     - $0.6 million from increased demand of entertainment cabin management products.

     SPECIALTY AVIONICS. Gross profit decreased by $2.4 million, or 24.5% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Gross profit increased by $1.8 million, or 50.0% over the prior year, due to auxiliary fuel tank manufacturing and installation efficiencies achieved and the 1999 restructuring and exit from the manufacturing business described in Note 4 to the unaudited consolidated financial statements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.8 million, or 8.8%, to $9.9 million for the three months ended June 30, 2000, from $9.1 million for the same period last year. The increase primarily results from the inclusion of $1.5 million of SG&A expenses in 2000 from companies we acquired during 1999 and 2000. SG&A expenses as a percent of revenues decreased to 12.1% for the three months ended June 30, 2000 compared to 14.5% for the same period last year. By segment, SG&A expenses changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $       0.8         33.3%
     Specialty Avionics .....................................................................         (0.9)       (25.7)
     Systems Integration ....................................................................          0.4         21.1
     Corporate ..............................................................................          0.5         38.5
                                                                                               -----------
       Total ................................................................................  $       0.8
                                                                                               ===========

     CABIN MANAGEMENT. SG&A expenses increased by $0.8 million, or 33.3% over the prior year, due to

     - the inclusion of $1.5 million resulting from our 1999 and 2000 acquisitions; offset by

     - a $0.7 million decrease in expenses resulting from the centralization of administrative activities.

     SPECIALTY AVIONICS. SG&A expenses decreased by $0.9 million, or 25.7% from the prior year, due to reduced selling costs related to lower sales.

     SYSTEMS INTEGRATION. SG&A expenses increased by $0.4 million, or 21.1% over the prior year, due to:

     -    increased costs in support of volume growth; offset in part by

     - reductions attributable to the centralization of administrative activities as a result of the 1999 restructuring.

     CORPORATE. SG&A expenses increased by $0.5 million, or 38.5% from the prior year due to increased spending on sales and marketing programs.

     DEPRECIATION AND AMORTIZATION OF INTANGIBLES. Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $1.7 million, or 38.6%, for the three months ended June 30, 2000. The increase primarily results from the inclusion of $0.8 million of depreciation expense in 2000 from companies we acquired during 1999 and 2000. By segment, depreciation expense changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $       1.0         125.0%
     Specialty Avionics .....................................................................          0.2          7.4
     Systems Integration ....................................................................          0.4         50.0
     Corporate ..............................................................................          0.1            -
                                                                                               -----------
       Total ................................................................................  $       1.7
                                                                                               ===========

     CABIN MANAGEMENT. Depreciation and amortization expense increased by $1.0 million, or 125.0% over the prior year, due to:

     - the inclusion of $0.8 million resulting from our 1999 and 2000 acquisitions; and
     -    a $0.2 million increase resulting from plant expansion programs.

     SPECIALTY AVIONICS. Depreciation and amortization expense increased by $0.2 million, or 7.4% over the prior year.

     SYSTEMS INTEGRATION. Depreciation and amortization expense increased by $0.4 million, or 50.0% over the prior year.

     CORPORATE. Depreciation and amortization expense increased by $0.1 million due to amortization associated with computer software installed during the second half of 1999.

     EBITDA AND OPERATING INCOME. EBITDA increased $5.8 million to $19.9 million, or 41.1%, for the three months ended June 30, 2000, from $14.1 million for the same period last year. The increase primarily results from the contribution to year 2000 results from companies we acquired during 1999 and 2000. EBITDA as a percent of revenues increased to 24.2% for the three months ended June 30, 2000, from 22.6% for the same period last year. Operating income increased $5.0 million to $13.7 million, or 57.5%, for the three months ended June 30, 2000, from $8.7 million for the same period last year. By segment, EBITDA changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     EBITDA
       Cabin Management .....................................................................  $       5.7         91.9%
       Specialty Avionics ...................................................................         (0.9)       (13.0)
       Systems Integration ..................................................................          1.3         59.1
       Corporate ............................................................................         (0.3)       (25.0)
                                                                                               -----------
         Total EBITDA .......................................................................          5.8

     Depreciation and amortization ..........................................................          1.7
     Other non-operating costs ..............................................................         (0.9)
                                                                                               -----------
         Total operating income (loss) ......................................................  $       5.0
                                                                                               ===========

     CABIN MANAGEMENT. EBITDA increased by $5.7 million, or 91.9% over the prior year, due primarily to acquisitions.

     SPECIALTY AVIONICS. EBITDA decreased by $0.9 million, or 13.0% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. EBITDA increased by $1.3 million, or 59.1% over the prior year, resulting in part from our 1999 restructuring which included our exit from the manufacturing business. While not affecting the comparison of 1999 to 2000 results, we charged $0.6 million to the accrued liability established in 1999; no adjustments have been made to our original 1999 estimates.

     CORPORATE. EBITDA decreased by $0.3 million, or 25.0% from the prior year, as a result of higher expenses in support of companies acquired during 1999 and 2000 and sales and marketing programs initiated during late 1999 and 2000.

     INTEREST EXPENSE. Interest expense increased $3.0 million to $10.0 million for the three months ended June 30, 2000, from $7.0 million for the same period last year. Interest expense increased:

     - $2.0 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and

     -    $1.0 million due to higher average interest rates charged during 2000.

     PROVISION FOR INCOME TAXES. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of higher goodwill amortization.

     NET INCOME. Net income increased $1.9 million to $2.0 million for the three months ended June 30, 2000 compared to $0.1 million for the same period in 1999.

     BOOKINGS. Bookings increased $31.6 million to $88.7 million for the three months ended June 30, 2000 compared to $57.1 million for the same period in 1999. The increase in bookings for 2000 results from:

     - a $19.8 million increase associated with companies we acquired in 1999 and 2000; and

     - a $11.8 million increase related to business growth, principally in Cabin Management's furniture product lines.

     BACKLOG AT END OF PERIOD. Backlog increased $12.4 million to $168.5 million as of June 30, 2000 compared to $156.1 million as of December 31, 1999. The increase primarily results from the timing of receipt of customer orders. By segment, backlog changed as follows:

     - a $9.6 million increase related to Cabin Management companies acquired companies in 2000;

     - a $4.8 million increase related to Specialty Avionics, reflecting a recovery in demand for some of our commercial aircraft products; and

     - a $2.0 million decrease related to Systems Integration, resulting from our 1999 restructuring and exit from the manufacturing business.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased $48.7 million, or 43.3%, to $161.3 million for the six months ended June 30, 2000 from $112.6 million for the six months ended June 30, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999. By segment, revenues changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $      51.3         201.2%
     Specialty Avionics .....................................................................         (6.9)        (11.6)
     Systems Integration ....................................................................          4.2          14.9
     Inter-group elimination ................................................................          0.1
                                                                                               -----------
       Total ................................................................................  $      48.7
                                                                                               ===========

     CABIN MANAGEMENT. Revenues increased by $51.3 million, or 201.2% over the prior year, due to:

     - the inclusion of $48.0 million of revenues resulting from our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl Booth in 2000; and

     - a $3.3 million increase in entertainment and cabin management product revenues primarily related to volume growth.

     SPECIALTY AVIONICS. Revenues decreased by $6.9 million, or 11.6% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Revenues increased by $4.2 million, or 14.9% over the prior year, due to stronger customer demand and the inclusion of PATS for the full six months of 2000; PATS was acquired on January 22, 1999.

     GROSS PROFIT. Gross profit increased $17.2 million, or 47.0%, to $53.8 million for the six months ended June 30, 2000. The increase primarily results from the inclusion of gross profit in 2000 from companies we acquired in 1999 and 2000. Gross profit as a percent of revenues increased to 33.4% for the six months ended June 30, 2000 from 32.5% for the same period last year primarily as a result of the higher margins of companies acquired during 1999 and 2000. By segment, gross profit changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $      16.4         145.1%
     Specialty Avionics .....................................................................         (4.3)        (21.7)
     Systems Integration ....................................................................          5.1          92.7
                                                                                               -----------
       Total ................................................................................  $      17.2
                                                                                               ===========


     CABIN MANAGEMENT. Gross profit increased by $16.4 million, or 145.1% over the prior year, due almost entirely to gross profit from our 1999 and 2000 acquisitions.

     SPECIALTY AVIONICS. Gross profit decreased by $4.3 million, or 21.7% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Gross profit increased by $5.1 million, or 92.7% over the prior year, due almost entirely to a $4.2 million increase in gross profit resulting from favorable auxiliary fuel tank manufacturing and installation efficiencies achieved and the 1999 restructuring and exit from the manufacturing business described in Note 4 to the unaudited consolidated financial statements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.6 million, or 20.8%, to $20.9 million for the six months ended June 30, 2000, from $17.3 million for the same period last year. The increase primarily results from the inclusion of $3.5 million of SG&A expenses in 2000 from companies we acquired during 1999. SG&A expenses as a percent of revenues decreased to 13.0% for the six months ended June 30, 2000 compared to 15.4% for the same period last year. By segment, SG&A expenses changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $       2.6         60.5%
     Specialty Avionics .....................................................................         (1.2)       (17.4)
     Systems Integration ....................................................................          1.2         36.4
     Corporate ..............................................................................          1.0         35.7
                                                                                               -----------
       Total ................................................................................  $       3.6
                                                                                               ===========

     CABIN MANAGEMENT. SG&A expenses increased by $2.6 million, or 60.5% over the prior year, due to

     - the inclusion of $3.5 million related to our 1999 and 2000 acquisitions; offset by

     - a $0.9 million decrease in expenses resulting from the centralization of administrative activities.

     SPECIALTY AVIONICS. SG&A expenses decreased by $1.2 million, or 17.4% from the prior year, due to reduced selling costs related to lower sales.

     SYSTEMS INTEGRATION. SG&A expenses increased by $1.2 million, or 36.4% over the prior year, due to:

     - a $2.0 million increase in SG&A expenses resulting from our acquisition of PATS in 1999; offset by

     - a $0.8 million decrease in expenses from the centralization of administrative activities as a result of the 1999 restructuring.

     CORPORATE. SG&A expenses increased by $1.0 million, or 35.7% over the prior year due to increased spending for sales and marketing programs.

     DEPRECIATION AND AMORTIZATION OF INTANGIBLES. Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $4.4 million, or 55.0%, for the six months ended June 30, 2000. The increase primarily results from the inclusion of $2.1 million of depreciation expense in 2000 from companies we acquired during 1999. By segment, depreciation expense changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     Cabin Management .......................................................................  $       2.6         216.7%
     Specialty Avionics .....................................................................          0.6         11.5
     Systems Integration ....................................................................          1.0         66.7
     Corporate ..............................................................................          0.2            -
                                                                                               -----------
       Total ................................................................................  $       4.4
                                                                                               ===========


     CABIN MANAGEMENT. Depreciation and amortization expense increased by $2.6 million, or 216.7% over the prior year, due to:

     - the inclusion of $2.1 million resulting from our 1999 and 2000 acquisitions; and

     -    a $0.5 million increase resulting from plant expansion programs.

     SPECIALTY AVIONICS. Depreciation and amortization expense increased by $0.6 million, or 11.5% over the prior year.

     SYSTEMS INTEGRATION. Depreciation and amortization expense increased by $1.0 million, or 66.7% over the prior year.

     CORPORATE. Depreciation and amortization expense increased by $0.2 million due to amortization associated with computer software installed during the second half of 1999.

     EBITDA AND OPERATING INCOME. EBITDA increased $14.1 million to $37.1 million, or 60.6%, for the six months ended June 30, 2000, from $23.0 million for the same period last year. The increase primarily results from the contribution to year 2000 results from companies we acquired. EBITDA as a percent of revenues increased to 23.0% for the six months ended June 30, 2000, from 20.4% for the same period last year. Operating income increased $10.7 million to $24.6 million, or 77.0%, for the six months ended June 30, 2000, from $13.9 million for the same period last year. By segment, EBITDA changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)
     EBITDA
       Cabin Management .....................................................................  $      12.9         153.6%
       Specialty Avionics ...................................................................         (2.4)        (16.6)
       Systems Integration ..................................................................          4.0         133.3
       Corporate ............................................................................         (0.4)         13.8
                                                                                               -----------
         Total EBITDA .......................................................................         14.1

     Depreciation and amortization ..........................................................          4.4
     Other non-operating costs ..............................................................         (1.0)
                                                                                               -----------
         Total operating income (loss) ......................................................  $      10.7
                                                                                               ===========

     CABIN MANAGEMENT. EBITDA increased by $12.9 million, or 153.6% over the prior year, due primarily to acquisitions.

     SPECIALTY AVIONICS. EBITDA decreased by $2.4 million, or 16.6% from the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. EBITDA increased by $4.0 million, or 133.3% from the prior year, due to:

     - a $1.4 million increase resulting primarily from favorable manufacturing efficiencies of auxiliary fuel tanks and power units; and

     - a $2.6 million increase resulting in part from our 1999 restructuring which included our exit from the manufacturing business. While not affecting the comparison of 1999 to 2000 results, we charged $1.3 million to the accrued liability established in 1999; no adjustments have been made to our original 1999 estimates.

     CORPORATE. EBITDA decreased by $0.4 million, or 13.8% over the prior year, as a result of higher expenses in support of companies acquired during 1999 and 2000 and sales and marketing programs initiated during late 1999 and 2000.

     INTEREST EXPENSE. Interest expense increased $6.0 million to $18.7 million for the six months ended June 30, 2000, from $12.7 million for the same period last year. Interest expense increased:

     - $4.6 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and

     -    $1.4 million due to higher average interest rates charged during 2000.

     PROVISION FOR INCOME TAXES. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of higher goodwill amortization.

     NET INCOME (LOSS). Net income increased $2.9 million to $2.7 million for the six months ended June 30, 2000 compared to a net loss of $0.2 million for the same period in 1999.

     BOOKINGS. Bookings increased $56.8 million, or 54.4%, to $161.3 million for the six months ended June 30, 2000 compared to $104.5 million for the same period in 1999. The increase in bookings for 2000 results from:

     - a $47.1 million increase associated with companies we acquired in 1999 and 2000; and

     - a $9.7 million increase related to business growth, principally in Cabin Management's furniture product lines.

                         LIQUIDITY AND CAPITAL RESOURCES

     We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations and third party borrowings.

     For the six months ended June 30, 2000, we used $3.1 million of cash from operating activities, which is the net of $18.1 million of cash generated from operations after adding back depreciation, amortization and other noncash items, $21.0 million used for working capital and $0.2 million resulting from an decrease in other liabilities. The following factors contributed to the $21.0 million working capital increase:

     - a $13.1 million accounts receivable increase due to increased shipments, timing differences relating to completing of projects and the associated collection;

     - a net $7.7 million increase in inventory due to longer lead times involved with production and increases to meet current and projected revenue growth;

     -   a $1.4 million net decrease in current liabilities; offset by

     - a $1.2 million increase in income taxes payable due to higher current taxable income.

     Cash used for investing activities was $89.4 million for the six months ended June 30, 2000, and consisted of:

     -   $47.2 million for our Carl Booth and ERDA acquisitions;

     - $29.6 million for contingent consideration earned in 1999 and paid in 2000; and

     - $12.6 million for capital expenditures, including $5.7 million for the purchase of a furniture manufacturing facility for our Cabin Management Group.

     We anticipate spending $16.8 million for capital expenditures in 2000.

     Net cash provided by financing activities was $92.5 million for the six months ended June 30, 2000 and was primarily used to fund our acquisitions. We obtained these funds by borrowing $65.0 million under our senior credit facility, selling $25.0 million of 16% mandatorily redeemable preferred stock and a $7.5 million capital contribution from DeCrane Holdings. We used $2.6 million to make principal payments on our senior term debt, capitalized leases and other debt, and paid $2.2 million of financing costs.

     At June 30, 2000, senior credit facility borrowings totaling $276.2 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. At June 30, 2000 we had $83.7 million of working capital and had $17.0 million of borrowings available under our working capital credit facility and $23.0 million available under our acquisition credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

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

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At June 30, 2000, the current prime rate was 9.50% and the current Euro-Dollar rate was 6.51%. Based on $276.2 million of variable-rate debt outstanding as of June 30, 2000, a hypothetical one percent rise in interest rates, to 10.50% for prime rate borrowings and 7.51% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $2.8 million annually. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $88.0 million at June 30, 2000. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts since 1998 and no such contracts are open as of June 30, 2000, we may do so in the future depending on our assessment of future foreign exchange rate trends.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     3.3.1 Certificate of Formation and Certificate of Merger for Aerospace Display Systems, LLC *

     3.3.2 Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC *

     3.19.1 Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC *

     3.19.2 Limited Liability Company Operating Agreements for Custom Woodwork & Plastics, LLC *

     3.25.1 Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC *

     3.25.2  Limited Liability Company Agreement of Carl F. Booth & Co., LLC *

     3.26.1  Restated Articles of Incorporation of ERDA, Inc. *

     3.26.2  Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.) *

     4.6 Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 *

     4.7 Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock *

     10.1 Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein *

     10.2 Amended and Restated Investors' Agreement dated as of June 30, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein *

     10.10.3 Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent *

     10.22   Executive Deferred Compensation Plan *

     21.1    List of Subsidiaries of Registrant *

     27      Financial Data Schedule **

--------------------------
     *       Previously filed
     **      Filed herewith

b.   Reports on Form 8-K

     - On May 25, 2000, we filed a Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.

     - On June 16, 2000, we filed Amendment No. 1 to our Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.

     - On July 13, 2000, we filed a Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.

     - On August 2, 2000 we filed Amendment No. 1 to our Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DECRANE AIRCRAFT HOLDINGS, INC.
                                                        (Registrant)


August 14, 2000                        By:     /s/  RICHARD J. KAPLAN
                                               ---------------------------------
                                               Name:    Richard J. Kaplan
                                               Title:   Senior Vice President,
                                                        Chief Financial Officer,
                                                        Secretary, Treasurer and
                                                        Director