Form 10-Q
period 2000-09-30
DECRANE AIRCRAFT HOLDINGS INC
filed 2000-11-14
CIK 880765

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                        Commission File Number 333-70365

                                  -----------


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

                                  -----------

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




     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of October 31, 2000 was 100 shares.

===============================================================================

                         DECRANE AIRCRAFT HOLDINGS, INC.
                                      INDEX



                                                                            PAGE

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of December 31, 1999
          and September 30, 2000 ........................................      1

          Consolidated Statements of Operations for the three
          months and nine months ended September 30, 1999 and 2000 ......      2

          Consolidated Statements of Stockholder's Equity for
          the nine months ended September 30, 2000 ......................      3

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 2000 ......................      4

          Condensed Notes to Consolidated Financial Statements ..........      5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...........................     17


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....     24


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ............................................     26


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits .....................................................     26

           Reports on Form 8-K ..........................................     27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31, SEPTEMBER 30,
                                                                                                       1999         2000
                                                                                                   ------------  ------------
                                                                                                                 (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents ....................................................................  $     7,918  $     1,848
   Accounts receivable, net .....................................................................       39,580       64,869
   Inventories ..................................................................................       58,721       81,074
   Deferred income taxes ........................................................................        5,592        4,759
   Prepaid expenses and other current assets.....................................................        2,114        1,420
                                                                                                   -----------  -----------
     Total current assets .......................................................................      113,925      153,970

Property and equipment, net .....................................................................       37,700       55,840
Other assets, principally intangibles, net ......................................................      374,111      414,335
                                                                                                   -----------  -----------
       Total assets .............................................................................  $   525,736  $   624,145
                                                                                                   ===========  ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion of long-term debt ............................................................  $     5,070  $     8,273
   Accounts payable .............................................................................       14,948       18,662
   Accrued liabilities ..........................................................................       61,082       36,818
   Income taxes payable .........................................................................        3,576        3,903
                                                                                                   -----------  -----------
     Total current liabilities ..................................................................       84,676       67,656

Long-term debt ..................................................................................      310,581      380,316
Deferred income taxes ...........................................................................       21,249       32,078
Other long-term liabilities .....................................................................        2,989        2,324

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock ..........................................................           -        26,000
                                                                                                   -----------  -----------

Stockholder's equity
   Cumulative convertible preferred stock, $.01 par value, 8,314,018 shares authorized;
     none issued and outstanding as of December 31, 1999 and September 30, 2000 .................           -            -
   Undesignated preferred stock, $.01 par value, 10,000,000 and 9,300,000 shares authorized as of December 31, 1999 and September 30, 2000, respectively;
     none issued and outstanding as of December 31, 1999 and September 30, 2000 .................           -            -
   Common stock, $.01 par value, 35,000,000 shares authorized; 100 shares
     issued and outstanding as of December 31, 1999 and September 30, 2000 ......................           -            -
   Additional paid-in capital ...................................................................      117,158      124,190
   Notes receivable for shares sold .............................................................       (2,468)      (2,519)
   Accumulated deficit ..........................................................................       (6,923)      (3,291)
   Accumulated other comprehensive loss .........................................................       (1,526)      (2,609)
                                                                                                   -----------  -----------
     Total stockholder's equity .................................................................      106,241      115,771
                                                                                                   -----------  -----------
       Total liabilities, mandatorily redeemable preferred stock and stockholder's equity .......  $   525,736  $   624,145
                                                                                                   ===========  ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                                          -----------------------   -----------------------
                                                                            1999          2000         1999         2000
                                                                          ----------  -----------   ----------  -----------
                                                                                             (UNAUDITED)
Revenues ..............................................................  $    65,238  $    93,149  $   177,836  $   254,421
Cost of sales .........................................................       42,107       62,018      118,081      169,527
                                                                         -----------  -----------  -----------  -----------

     Gross profit .....................................................       23,131       31,131       59,755       84,894
                                                                         -----------  -----------  -----------  -----------

Operating expenses
   Selling, general and administrative ................................       10,031       11,526       27,281       32,465
   Amortization of intangible assets ..................................        4,048        4,699        9,506       12,949
                                                                         -----------  -----------  -----------  -----------
     Total operating expenses .........................................       14,079       16,225       36,787       45,414
                                                                         -----------  -----------  -----------  -----------

Income from operations ................................................        9,052       14,906       22,968       39,480

Other expenses
   Interest expense ...................................................        7,155       11,264       19,884       29,977
   Other expenses (income) ............................................          282           55          (85)         228
                                                                         -----------  -----------  -----------  -----------

Income before provision for income taxes ..............................        1,615        3,587        3,169        9,275
Provision for income taxes ............................................          932        2,697        2,669        5,643
                                                                         -----------  -----------  -----------  -----------

Net income ............................................................          683          890          500        3,632
Accrued preferred stock dividends .....................................           -        (1,000)          -        (1,000)
                                                                         -----------  -----------  -----------  -----------

Net income (loss) applicable to common stockholder ....................  $       683  $      (110) $       500  $     2,632
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

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      NOTES                 ACCUMULATED
                          CONVERTIBLE  UNDESIGNATED  COMMON STOCK    ADDITIONAL    RECEIVABLE                  OTHER
                           PREFERRED    PREFERRED   --------------    PAID-IN      FOR SHARES ACCUMULATED  COMPREHENSIVE
                            STOCK         STOCK     SHARES  AMOUNT    CAPITAL         SOLD      DEFICIT         LOSS       TOTAL
                          -----------  -----------  ------  ------   ----------   ----------- -----------  -------------  --------
Balance, December 31,
 1999                     $   --       $   --        100   $   --    $ 117,158    $  (2,468)   $  (6,923)   $  (1,526)    $106,241

Comprehensive income
 Net income ............      --           --        --        --         --           --          3,632         --          3,632
 Translation adjustment.      --           --        --        --         --           --           --         (1,083)      (1,083)
                                                                                                                          --------
                                                                                                                             2,549
                                                                                                                          --------

Capital contribution ...      --           --        --        --        7,976         --           --           --          7,976

Accrued mandatorily
 redeemable preferred
 stock dividends .......      --           --        --        --       (1,000)        --           --           --         (1,000)

Mandatorily redeemable
 preferred stock
 issuance costs ........      --           --        --        --         (100)        --           --           --           (100)

Repurchase of common
 stock and cancellation
 of related note
 receivable ............      --           --        --        --         (101)          51         --           --            (50)

Compensatory stock
 option expense ........      --           --        --        --          257         --           --           --            257

Notes receivable
 interest accrued ......      --           --        --        --         --           (102)        --           --           (102)
                          -----------  -----------  ------  ------   ----------   ----------- -----------  -------------  --------

Balance, September 30,
 2000 (Unaudited) ......  $   --       $   --        100    $  --    $ 124,190    $  (2,519)   $  (3,291)   $  (2,609)    $115,771
                          -----------  -----------  ------  ------   ----------   ----------- -----------  -------------  --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                    ------------------------
                                                                                                       1999         2000
                                                                                                     ----------  -----------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................................................  $       500  $     3,632
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization ............................................................       14,875       21,233
       Deferred income taxes.....................................................................          462        4,019
       Other, net ...............................................................................          176          797
       Changes in assets and liabilities, net of effect from acquisitions
         Accounts receivable ....................................................................       (2,598)     (15,899)
         Inventories ............................................................................        1,423       (9,011)
         Prepaid expenses and other assets ......................................................       (1,276)      (1,162)
         Accounts payable .......................................................................       (1,967)         904
         Accrued liabilities ....................................................................       (3,792)      (6,602)
         Income taxes payable ...................................................................        2,342          981
         Other long-term liabilities ............................................................           77       (1,108)
                                                                                                   -----------  -----------
           Net cash provided by (used for) operating activities .................................       10,222       (2,216)
                                                                                                   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired .............................................     (116,790)     (87,215)
   Capital expenditures .........................................................................       (4,752)     (17,701)
   Other, net ...................................................................................          111           71
                                                                                                   -----------  -----------
           Net cash used for investing activities ...............................................     (121,431)    (104,845)
                                                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings .........................................................................       90,000       55,000
   Proceeds from the sale of preferred stock ....................................................           -        25,000
   Net borrowings (repayments) under revolving credit facility ..................................        7,700       16,400
   Capital contribution .........................................................................       12,500        7,976
   Other long-term borrowings ...................................................................        5,636        2,958
   Principal payments on term debt, capitalized leases and other debt ...........................       (1,824)      (4,096)
   Deferred financing costs .....................................................................       (3,062)      (2,000)
   Other, net ...................................................................................          (21)        (247)
                                                                                                   -----------  -----------
           Net cash provided by financing activities ............................................      110,929      100,991
                                                                                                   -----------  -----------

Effect of foreign currency translation on cash ..................................................          (99)          -
                                                                                                   -----------  -----------

Net decrease in cash and cash equivalents .......................................................         (379)      (6,070)
Cash and cash equivalents at beginning of period ................................................        3,518        7,918
                                                                                                   -----------  -----------
Cash and cash equivalents at end of period ......................................................  $     3,139  $     1,848
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


NOTE 2 - ACQUISITIONS

     During the nine months ended September 30, 2000, the Company acquired:

     CABIN MANAGEMENT GROUP

     . substantially all of the assets of Carl F. Booth & Co., Inc., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

     . all of the common stock of ERDA, Inc., a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000; and

     SPECIALTY AVIONICS GROUP

     . all of the common stock of Coltech, Inc., an Arizona-based designer and manufacturer of audio components for commercial and corporate aircraft, on August 31, 2000.

     The total purchase price was $58,682,000, including certain liabilities assumed of $1,586,000, but not including contingent consideration of $2,000,000 related to one of the acquisitions and an indeterminable amount for another. The contingent consideration is payable over three years based on future attainment of defined performance criteria. The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values, including $18,936,000 related to identifiable intangible assets. The $31,466,000 difference between the total purchase price and the fair value of the net assets acquired was recorded as goodwill.

     The purchase price allocations are preliminary and may change upon the completion of the final valuations of the net assets acquired. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The consolidated balance sheet as of September 30, 2000 reflects the financial position of the companies acquired and the consolidated statements of operations for the three months and nine months ended September 30, 2000 include their operating results subsequent to their respective acquisition dates.

     The acquisitions were funded with borrowings under the Company's senior credit facility as described in Note 7 and the proceeds from the sale of capital stock described in Note 9.

NOTE 3 - UNAUDITED PRO FORMA RESULTS OF OPERATIONS FOR 1999 AND 2000
         ACQUISITIONS

     Unaudited pro forma consolidated results of operations are presented in the table below for nine months ended September 30, 1999 and 2000. The pro forma results of operations reflect the Company's 1999 acquisitions described in the 1999 audited financial statements and the 2000 Carl F. Booth and ERDA acquisitions described in Note 2 as if all of the transactions were consummated as of January 1, 1999. Amounts are in thousands.


                                                        PRO FORMA FOR THE
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                        1999         2000
                                                    -----------   -----------
                                                           (UNAUDITED)
Revenues .........................................  $   249,678  $   275,726
EBITDA, as defined (Note 12) .....................       55,936       65,971
Net income .......................................        1,604        4,676

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

     In 1999, the Company recorded nonrecurring pre-tax charges to operations of $9,935,000 in connection with the restructuring plan as described below:

     . Inventory write-downs to net realizable value as a consequence of exiting the manufacturing business;

     . Certain property and equipment asset impairment write-downs to net realizable value related to the closing of a manufacturing facility;

     . Severance and other compensation costs related to the termination of approximately fifty manufacturing and administrative employees upon closing of the manufacturing facility, which ceased operations on June 2, 2000, and elimination of duplicate administrative personnel following the consolidation of the operations;

     . Lease termination and other related costs expected to be incurred during the remaining term of a long-term lease agreement at the facility being vacated following the restructuring, net of expected sublease income; and

     .    Other exit costs, principally legal and consulting fees.

     The Company commenced the restructuring during 1999 and completed the plan in the third quarter of 2000. Of the total charge, $7,242,000 represented a noncash write-down of assets. As of December 31, 1999, $7,754,000 had been incurred and the remaining $2,181,000 was reflected as an accrued liability. Components of the amounts incurred through September 30, 2000 are as follows (amounts in thousands):


                                                                   BALANCE AT                BALANCE AT
                                                                  DECEMBER 31,    AMOUNTS   SEPTEMBER 30,
                                                                      1999       INCURRED       2000
                                                                  ------------   ---------  -------------
                                                                                (UNAUDITED)  (UNAUDITED)
Severance and other compensation costs .........................  $       784  $      (784) $        -
Lease termination and other related costs ......................          721         (629)          92
Other exit costs ...............................................          676         (590)          86
                                                                  -----------  -----------  -----------
   Total .......................................................  $     2,181  $    (2,003) $       178
                                                                  ===========  ===========  ===========

     Through September 30, 2000, severance and other compensation costs of approximately $1,077,000 have been paid to date to approximately fifty employees, of which $784,000 was incurred during the nine months ended September 30, 2000. The amounts paid to date have been primarily to manufacturing employees either terminated or subject to termination as the Company phases out of the manufacturing business. No significant adjustments have been made to the original estimates.

     The remaining balance of restructuring costs includes lease termination and other exit costs. The restructuring plan was completed in the third quarter of 2000, however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs. The cash payments will be funded from existing cash balances and internally generated cash from operations.


NOTE 5 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):


                                                DECEMBER 31, SEPTEMBER 30,
                                                    1999         2000
                                                ------------  ------------
                                                              (UNAUDITED)
Raw materials ................................. $    28,249  $    48,592
Work-in process ...............................      20,520       23,692
Finished goods ................................       9,952        8,790
                                                -----------  -----------
   Total inventories .......................... $    58,721  $    81,074
                                                ===========  ===========

     Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are engineering costs of $5,720,000 at December 31, 1999 and $7,530,000 at September 30, 2000 related to long-term contracts that will be recoverable based on future sales. Periodic assessments are performed to ensure recoverability of engineering costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 1999 and 2000.


NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following (amounts in thousands):


                                                                        DECEMBER 31, SEPTEMBER 30,
                                                                            1999         2000
                                                                        ------------ -------------
                                                                                      (UNAUDITED)
Acquisition related contingent consideration .........................  $    29,825  $        -
Salaries, wages, compensated absences and payroll related taxes ......        8,673       12,095
Customer deposits ....................................................        8,072       11,879
Accrued interest .....................................................        3,228          362
Other accrued liabilities ............................................       11,284       12,482
                                                                        -----------  -----------
   Total accrued liabilities .........................................  $    61,082  $    36,818
                                                                        ===========  ===========

NOTE 7 - LONG-TERM DEBT

     Long-term debt includes the following amounts (amounts in thousands):


                                                                                   DECEMBER 31, SEPTEMBER 30,
                                                                                       1999         2000
                                                                                   ------------ ------------
                                                                                                 (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit .........................  $        -   $     6,900
   $25 million acquisition revolving line of credit .............................           -         9,500
   Term loans ...................................................................      213,213      265,075
12% senior subordinated notes ...................................................      100,000      100,000
Capital lease obligations and equipment term financing, with interest at
   4.7% to 25.7%, secured by equipment ..........................................        2,411        2,452
Other ...........................................................................           27        4,662
                                                                                   -----------  -----------
   Total long-term debt .........................................................      315,651      388,589
   Less current portion .........................................................       (5,070)      (8,273)
                                                                                   -----------  -----------
     Long-term debt, less current portion .......................................  $   310,581  $   380,316
                                                                                   ===========  ===========

     During the nine months ended September 30, 2000, the Company amended its senior credit facility and borrowed an additional $55,000,000 under the term loan facility and used the proceeds to partially fund the acquisitions described in Note 2. The amendment increased the prime and Euro-Dollar interest rate margins charged on the loans. Currently, the applicable margins are 1.50% to 2.75% for prime rate borrowings and 2.75% to 4.00% for Euro-Dollar rate borrowings.


NOTE 8 - INCOME TAXES

     The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill and other intangible asset amortization. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

NOTE 9 - CAPITAL STRUCTURE

     During the nine months ended September 30, 2000, the Company and its parent company, DeCrane Holdings, sold capital stock and used the net proceeds to partially fund the acquisitions described in Note 2.

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

     Holders of the Company's senior redeemable preferred stock are entitled to receive, when, as and if declared, quarterly dividends at a rate equal to 16% per annum. Prior to June 30, 2005, the Company may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the three months ended September 30, 2000, the Company will elect to issue 10,000 additional shares in lieu of a cash dividend payment. The preferred stock is mandatorily redeemable on March 31, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require the Company to redeem all or part of such holder's shares at a price equal to 101% of the liquidation preference (116% if prior to July 1, 2001), plus accrued and unpaid cash dividends.

PAID-IN CAPITAL AND NOTES RECEIVABLE FOR SHARES SOLD

     During the nine months ended September 30, 2000, the Company received an additional $7,976,000 cash capital contribution from DeCrane Holdings resulting from its sale of capital stock. DeCrane Holdings also repurchased 4,347 shares of its common stock from a former employee at $23.00 per share.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

FUNDING OF DECRANE HOLDINGS PREFERRED STOCK OBLIGATIONS

     The Company is a wholly owned subsidiary of DeCrane Holdings whose capital structure also includes mandatorily redeemable preferred stock. Since the Company is DeCrane Holdings' only operating subsidiary and source of cash, the Company may be required to fund DeCrane Holdings' preferred stock dividend and redemption obligations in the future. The DeCrane Holdings preferred stock dividend and redemption obligations are subordinate to the Company's preferred stock obligations.

     DeCrane Holdings' preferred stock dividends are payable quarterly at a rate of 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation. On or after September 30, 2005, preferred stock dividends are paid in cash. The DeCrane Holdings preferred stock has a total redemption value of $45,655,000 as of September 30, 2000, including accumulated dividends.

CONTINGENT ACQUISITION CONSIDERATION

     The maximum determinable contingent consideration payment obligations, resulting from the acquisitions described in Note 2, are as follows as of September 30, 2000:


                                                                         (IN THOUSANDS)
Based on future attainment of defined performance criteria
   for the year ending December 31,
     2000 ..............................................................  $    21,575
     2001 ..............................................................        1,450
     2002 ..............................................................        1,350
     2003 ..............................................................          750
                                                                          -----------
       Total maximum determinable obligation ...........................  $    25,125
                                                                          ===========

     Contingent consideration payable, if any, is payable during the first quarter of the following year.

NOTE 11 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                      1999         2000
                                                                                  -----------  -----------
                                                                                         (UNAUDITED)
Fair value of assets acquired ..................................................  $   136,359  $    77,904
Liabilities assumed ............................................................      (20,324)     (20,516)
                                                                                  -----------  -----------
   Cash paid ...................................................................      116,035       57,388
   Less cash acquired ..........................................................       (2,245)        (292)
                                                                                  -----------  -----------
     Net cash paid for companies acquired during the period ....................      113,790       57,096

Contingent consideration paid for previously completed acquisitions ............        3,000       29,825
Additional acquisition related expenses ........................................           -           294
                                                                                  -----------  -----------
       Total cash paid for acquisitions ........................................  $   116,790  $    87,215
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

     The Company supplies products and services to the general aviation industry. The Company's subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

     . Cabin Management - provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

     . Specialty Avionics - designs, engineers and manufacturers electronic components, display devices and interconnect components and assemblies; and

     . Systems Integration - provides auxiliary fuel tanks, auxiliary power units and systems integration services.

     Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of their overall economic returns and cash flows. Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, non-cash acquisition related charges and other non-operating costs. This is consistent with the manner in which the Company's lenders and ultimate investors measure its overall performance.


                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                                         -----------   -----------  ----------  -----------
                                                                            1999          2000         1999         2000
                                                                         -----------   -----------  ----------  -----------
                                                                                      (UNAUDITED, IN THOUSANDS)
Revenues
   Cabin Management ...................................................  $    22,538  $    50,303  $    47,975  $   127,081
   Specialty Avionics .................................................       26,045       28,164       85,783       81,006
   Systems Integration ................................................       17,005       14,870       45,224       47,262
   Inter-group elimination (1) ........................................         (350)        (188)      (1,146)        (928)
                                                                         -----------  -----------  -----------  -----------
     Consolidated revenues ............................................  $    65,238  $    93,149  $   177,836  $   254,421
                                                                         ===========  ===========  ===========  ===========

EBITDA (2)
   Cabin Management ...................................................  $     7,157  $    12,234  $    15,594  $    33,615
   Specialty Avionics .................................................        6,389        7,491       20,902       19,622
   Systems Integration ................................................        3,608        3,925        6,614       10,881
   Corporate (3) ......................................................       (1,465)      (1,491)      (4,289)      (4,836)
                                                                         -----------  -----------  -----------  -----------
     Consolidated EBITDA ..............................................  $    15,689  $    22,159  $    38,821  $    59,282
                                                                         ===========  ===========  ===========  ===========

Total assets (as of period end date)
   Cabin Management .............................................................................  $   118,156  $   285,372
   Specialty Avionics ...........................................................................      225,255      229,198
   Systems Integration ..........................................................................       95,273       81,604
   Corporate ....................................................................................       20,079       27,971
                                                                                                   -----------  -----------
     Consolidated total assets ..................................................................  $   458,763  $   624,145
                                                                                                   ===========  ===========

-------------
(1) Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2) A reconciliation of consolidated EBITDA to income before income taxes is as follows:


                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                                         -------------------------  -----------------------
                                                                            1999          2000         1999         2000
                                                                         -----------   -----------  ----------  -----------
                                                                                      (UNAUDITED, IN THOUSANDS)
     Consolidated EBITDA ..............................................  $    15,689  $    22,159  $    38,821  $    59,282
     Depreciation and amortization (a) ................................       (5,633)      (7,166)     (13,643)     (19,537)
     Non-cash acquisition related charges .............................         (513)          -        (1,606)          -
     Other non-operating costs ........................................         (491)         (87)        (604)        (265)
     Interest expense .................................................       (7,155)     (11,264)     (19,884)     (29,977)
     Other (expenses) income ..........................................         (282)         (55)          85         (228)
                                                                         -----------  -----------  -----------  -----------
       Consolidated income before income taxes ........................  $     1,615  $     3,587  $     3,169  $     9,275
                                                                         ===========  ===========  ===========  ===========

(a) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $457,000 and $593,000 for the three months ended September 30, 1999 and 2000, respectively, and $1,232,000 and $1,696,000 for the nine months ended September 30, 1999 and 2000, respectively.

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

BALANCE SHEETS


                                                                                DECEMBER 31, 1999
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents ......................  $     7,839  $      (323)  $      402   $        -         $     7,918
   Accounts receivable, net .......................           -        38,201        1,379            -              39,580
   Inventories ....................................           -        57,072        1,649            -              58,721
   Other current assets ...........................        6,645          938          123            -               7,706
                                                     -----------  -----------   ----------   -----------        -----------
     Total current assets .........................       14,484       95,888        3,553            -             113,925

Property and equipment, net .......................        1,282       34,174        2,244            -              37,700
Other assets, principally intangibles, net ........       17,065      344,986       12,060            -             374,111
Investments in subsidiaries .......................      360,515       20,305           -       (380,820)(1)             -
Intercompany receivables ..........................       77,566       17,334        2,612       (97,512)(2)             -
                                                     -----------  -----------   ----------   ------------       -----------
       Total assets ...............................  $   470,912  $   512,687   $   20,469   $  (478,332)       $   525,736
                                                     ===========  ===========   ==========   ============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion of long-term debt ..............  $     4,640  $       404   $       26   $        -         $     5,070
   Other current liabilities ......................       10,237       68,691          678            -              79,606
                                                     -----------  -----------   ----------   -----------        -----------
     Total current liabilities ....................       14,877       69,095          704            -              84,676

Long-term debt ....................................      309,836          712           33            -             310,581
Intercompany payables .............................       17,797       79,384          331       (97,512)(2)             -
Other long-term liabilities .......................       20,635        2,981          622            -              24,238
                                                     -----------  -----------   ----------   -----------        -----------

Stockholder's equity
   Paid-in capital ................................      114,690      289,415       15,440      (304,855)(1)        114,690
   Retained earnings (deficit) ....................       (6,923)      71,100        4,865       (75,965)(1)         (6,923)
   Accumulated other comprehensive loss ...........           -            -        (1,526)           -              (1,526)
                                                     -----------  -----------   -----------  -----------        ------------
     Total stockholder's equity ...................      107,767      360,515       18,779      (380,820)           106,241
                                                     -----------  -----------   ----------   ------------       -----------
       Total liabilities and
         stockholder's equity .....................  $   470,912  $   512,687   $   20,469   $  (478,332)       $   525,736
                                                     ===========  ===========   ==========   ===========        ===========


                                                                             SEPTEMBER 30, 2000 (UNAUDITED)
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents ......................  $     1,356  $       273   $      219   $        -         $     1,848
   Accounts receivable, net .......................           -        63,638        1,231            -              64,869
   Inventories ....................................           -        78,397        2,677            -              81,074
   Other current assets ...........................        4,934        1,005          240            -               6,179
                                                     -----------  -----------   ----------   -----------        -----------
     Total current assets .........................        6,290      143,313        4,367            -             153,970

Property and equipment, net .......................        4,519       49,335        1,986            -              55,840
Other assets, principally intangibles, net ........       17,449      387,073        9,813            -             414,335
Investments in subsidiaries .......................      394,771       20,803           -       (415,574)(1)             -
Intercompany receivables ..........................      147,984           -         3,352      (151,336)(2)             -
                                                     -----------  -----------   ----------   -----------        -----------
       Total assets ...............................  $   571,013  $   600,524   $   19,518   $  (566,910)       $   624,145
                                                     ===========  ===========   ==========   ===========        ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Current liabilities
   Current portion on long-term debt ..............  $     6,935  $     1,314   $       24   $        -         $     8,273
   Other current liabilities ......................       12,290       46,405          688            -              59,383
                                                     -----------  -----------   ----------   -----------        -----------
     Total current liabilities ....................       19,225       47,719          712            -              67,656

Long-term debt ....................................      375,634        4,670           12            -             380,316
Intercompany payables .............................           -       151,336           -       (151,336)(2)             -
Other long-term liabilities .......................       31,774        2,028          600            -              34,402

Mandatorily redeemable preferred stock ............       26,000           -            -             -              26,000
                                                     -----------  -----------   ----------   -----------        -----------

Stockholder's equity
   Paid-in capital ................................      121,671      316,311       15,440      (331,751)(1)        121,671
   Retained earnings (deficit) ....................       (3,291)      78,460        5,363       (83,823)(1)         (3,291)
   Accumulated other comprehensive loss ...........           -            -        (2,609)           -              (2,609)
                                                     -----------  -----------   ----------   -----------        -----------
     Total stockholder's equity ...................      118,380      394,771       18,194      (415,574)           115,771
                                                     -----------  -----------   ----------   -----------        -----------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholder's equity .  $   571,013  $   600,524   $   19,518   $  (566,910)       $   624,145
                                                     ===========  ===========   ==========   ===========        ===========

STATEMENTS OF OPERATIONS


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
Revenues ..........................................  $        -   $   174,583   $    8,591   $    (5,338)(3)    $   177,836
Cost of sales .....................................           -       116,546        6,873        (5,338)(3)        118,081
                                                     -----------  -----------   ----------   -----------        -----------

Gross profit ......................................           -        58,037        1,718            -              59,755

Selling, general and administrative expenses ......        4,755       21,402        1,124            -              27,281
Amortization of intangible assets .................          116        9,015          375            -               9,506
Interest expense ..................................       17,407        2,444           33            -              19,884
Intercompany charges ..............................       (3,603)       3,475          128            -                  -
Equity in earnings of subsidiaries ................      (11,619)        (363)          -         11,982 (4)             -
Other expenses (income) ...........................          226           61         (372)           -                 (85)
Provision (benefit) for income taxes ..............       (7,782)      10,384           67            -               2,669
                                                     -----------  -----------   ----------   -----------        -----------

Net income ........................................  $       500  $    11,619   $      363   $   (11,982)       $       500
                                                     ===========  ===========   ==========   ===========        ===========


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
Revenues ..........................................  $        -   $   252,477   $    8,838   $    (6,894)(3)    $   254,421
Cost of sales .....................................           -       169,591        6,830        (6,894)(3)        169,527
                                                     -----------  -----------   ----------   -----------        -----------

Gross profit ......................................           -        82,886        2,008            -              84,894

Selling, general and administrative expenses ......        5,535       25,969          961            -              32,465
Amortization of intangible assets .................          152       12,479          318            -              12,949
Interest expense ..................................       23,051        6,923            3            -              29,977
Intercompany charges ..............................       (5,184)       5,184           -             -                  -
Equity in earnings of subsidiaries ................      (13,210)        (696)          -         13,906 (4)             -
Other expenses (income) ...........................          261           61          (94)           -                 228
Provision (benefit) for income taxes ..............      (14,237)      19,756          124            -               5,643
                                                     -----------  -----------   ----------   -----------        -----------

Net income ........................................  $     3,632  $    13,210   $      696   $   (13,906)       $     3,632
                                                     ===========  ===========   ==========   ===========        ===========

STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $       500  $    11,619   $      363   $   (11,982)       $       500
   Adjustments to net income
     Non-cash net income adjustments ..............        1,851       13,041          621            -              15,513
     Equity in earnings of subsidiaries ...........      (11,619)        (363)          -         11,982 (4)             -
   Changes in working capital .....................       20,073      (25,286)        (578)           -              (5,791)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       operating activities........................       10,805         (989)         406            -              10,222
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired     (119,035)       2,245           -             -            (116,790)
   Capital expenditures and other .................          (66)      (3,952)        (623)           -              (4,641)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash used for investing activities .......     (119,101)      (1,707)        (623)           -            (121,431)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings ...........................       90,000           -            -             -              90,000
   Capital contribution ...........................       12,500           -            -             -              12,500
   Net revolving line of credit borrowings ........        7,700           -            -             -               7,700
   Customer advance ...............................           -         5,000           -             -               5,000
   Other long-term borrowings .....................          636           -            -             -                 636
   Deferred financing costs .......................       (3,062)          -            -             -              (3,062)
   Principal payments on long-term
     debt and leases ..............................       (1,129)        (675)         (20)           -              (1,824)
   Other, net .....................................           -          (180)         159            -                 (21)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by financing activities ....      106,645        4,145          139            -             110,929
                                                     -----------  -----------   ----------   -----------        -----------

Effect of foreign currency translation on cash ....           -            -           (99)           -                 (99)
                                                     -----------  -----------   ----------   -----------        -----------

Net increase (decrease) in cash and equivalents ...       (1,651)       1,449         (177)           -                (379)
Cash and equivalents at beginning of period .......        2,458          762          298            -               3,518
                                                     -----------  -----------   ----------   -----------        -----------

Cash and equivalents at end of period .............  $       807  $     2,211   $      121   $        -         $     3,139
                                                     ===========  ===========   ==========   ===========        ===========


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                                      ------------------------------------------------------------------------
                                                                                    NON-
                                                                    GUARANTOR    GUARANTOR    CONSOLIDATING       CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS           TOTAL
                                                     -----------  ------------  ------------  -------------     --------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $     3,632  $    13,210   $      696   $   (13,906)(4)    $     3,632
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............        6,467       18,864          718            -              26,049
     Equity in earnings of subsidiaries ...........      (13,210)        (696)          -         13,906 (4)             -
   Changes in working capital .....................      (11,146)     (19,529)      (1,222)           -             (31,897)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       operating activities........................      (14,257)      11,849          192            -              (2,216)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of
     cash acquired ................................      (87,507)         292           -             -             (87,215)
   Capital expenditures and other .................       (3,626)     (13,642)        (362)           -             (17,630)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash used for investing activities .......      (91,133)     (13,350)        (362)           -            (104,845)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt financing for acquisitions ................       55,000           -            -             -              55,000
   Preferred stock financing for acquisitions......       25,000           -            -             -              25,000
   Line of credit borrowings ......................       16,400           -            -             -              16,400
   Capital contribution ...........................        7,976           -            -             -               7,976
   Other long-term borrowings .....................           -         2,958           -             -               2,958
   Principal payments on long-term debt and
     capital leases ...............................       (3,419)        (664)         (13)           -              (4,096)
   Deferred financing costs .......................       (2,000)          -            -             -              (2,000)
   Other, net .....................................          (50)        (197)          -             -                (247)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       financing activities .......................       98,907        2,097          (13)           -             100,991
                                                     -----------  -----------   ----------   -----------        -----------

Effect of foreign currency
   translation on cash ............................           -            -            -             -                  -
                                                     -----------  -----------   ----------   -----------        -----------

Net increase (decrease) in cash
   and equivalents ................................       (6,483)         596         (183)           -              (6,070)
Cash and equivalents at beginning
   of period ......................................        7,839         (323)         402            -               7,918
                                                     -----------  -----------   ----------   -----------        -----------

Cash and equivalents at end of period .............  $     1,356  $       273   $      219   $        -         $     1,848
                                                     ===========  ===========   ==========   ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS REPORT.


                                    OVERVIEW

     Our financial positions, results of operations and cash flows have been affected by our history of acquisitions. Since January 1, 1999, we have completed nine acquisitions and, as a result, our historical financial statements do not reflect the financial position, results of operations and cash flows of our current businesses. The companies we have acquired since January 1, 1999, which affect the comparability of the historical financial statements included herein, consist of:

     CABIN MANAGEMENT GROUP

     .    PPI, acquired on April 23, 1999;

     .    Custom Woodwork, acquired on August 5, 1999;

     .    PCI NewCo, acquired on October 6, 1999;

     .    International Custom Interiors, acquired on October 8, 1999;

     .    The Infinity Partners, acquired on December 17, 1999;

     .    Carl F. Booth, acquired on May 11, 2000;

     .    ERDA, acquired on June 30, 2000;

     SPECIALTY AVIONICS GROUP

     .    Coltech, acquired on August 31, 2000; and

     SYSTEMS INTEGRATION GROUP

     .    PATS, acquired on January 22, 1999.

     Our historical financial statements reflect the financial position, results of operations and cash flows of the companies we acquired subsequent to their respective 1999 and 2000 acquisition dates.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues increased $27.9 million, or 42.8%, to $93.1 million for the three months ended September 30, 2000 from $65.2 million for the three months ended September 30, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

                                              INCREASE (DECREASE)
                                                   FROM 1999
                                          -------------------------
                                             AMOUNT        PERCENT
                                          ------------    ---------
                                          (IN MILLIONS)
     Cabin Management ...................  $      27.8       123.6%
     Specialty Avionics .................          2.1         8.0
     Systems Integration ................         (2.1)      (12.4)
     Inter-group elimination ............          0.1           -
                                           -----------
       Total ............................  $      27.9
                                           ===========

     CABIN MANAGEMENT. Revenues increased by $27.8 million, or 123.6% over the prior year, due to:

     . the inclusion of $23.4 million of revenues resulting from our acquisitions of Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl F. Booth and ERDA in 2000; and

     . a $4.4 million increase in entertainment and cabin management product revenues primarily relating to volume growth.

     SPECIALTY AVIONICS. Revenues increased by $2.1 million, or 8.0% over the prior year, due to volume growth for our commercial aircraft interconnect products.

     SYSTEMS INTEGRATION. Revenues decreased by $2.1 million, or 12.4% from the prior year, primarily due to the timing of when orders are received versus shipped.

     GROSS PROFIT. Gross profit increased $8.0 million, or 34.7%, to $31.1 million for the three months ended September 30, 2000. The increase primarily results from the inclusion of gross profit in 2000 from companies we acquired in 1999 and 2000. Gross profit as a percent of revenues decreased to 33.4% for the three months ended September 30, 2000 from 35.4% for the same period last year primarily as a result of companies acquired during 2000 and in 1999 that recorded lower margins. By segment, gross profit changed as follows:

                                                     INCREASE (DECREASE)
                                                          FROM 1999
                                                  ------------------------
                                                    AMOUNT         PERCENT
                                                  -----------     --------
                                                 (IN MILLIONS)
     Cabin Management ..........................  $       6.1         66.4%
     Specialty Avionics ........................          1.0         11.8
     Systems Integration .......................          0.9         16.7
                                                  -----------
       Total ...................................  $       8.0
                                                  ===========

     CABIN MANAGEMENT. Gross profit increased by $6.1 million, or 66.4% over the prior year, due to:

     . the inclusion of $7.7 million of gross profit resulting from our 1999 and 2000 acquisitions; offset by

     . a $1.6 million decrease resulting from higher engineering costs associated with developing of new entertainment system products.

     SPECIALTY AVIONICS. Gross profit increased by $1.0 million, or 11.8% from the prior year, primarily due to sales volume increases and product mix.

     SYSTEMS INTEGRATION. Gross profit increased by $0.9 million, or 16.7% over the prior year, due to auxiliary fuel tank manufacturing and installation efficiencies achieved and the 1999 restructuring and exit from the manufacturing business described in Note 4 to the unaudited consolidated financial statements.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.5 million, or 15.0%, to $11.5 million for the three months ended September 30, 2000, from $10.0 million for the same period last year. The increase primarily results from the inclusion of $2.0 million of SG&A expenses in 2000 from companies we acquired during 1999 and 2000. SG&A expenses as a percent of revenues decreased to 12.4% for the three months ended September 30, 2000 compared to 15.3% for the same period last year. By segment, SG&A expenses changed as follows:


                                                    INCREASE (DECREASE)
                                                         FROM 1999
                                                ---------------------------
                                                   AMOUNT         PERCENT
                                                -------------    ----------
                                                (IN MILLIONS)
     Cabin Management .........................  $       1.5         55.6%
     Specialty Avionics .......................          0.1          3.0
     Systems Integration ......................          0.1          5.0
     Corporate ................................         (0.2)       (10.0)
                                                 -----------
       Total ..................................  $       1.5
                                                 ===========

     CABIN MANAGEMENT. SG&A expenses increased by $1.5 million, or 55.6% over the prior year, due to:

     . the inclusion of $2.0 million resulting from our 1999 and 2000 acquisitions; offset by

     . a $0.5 million decrease in expenses resulting from the centralization of administrative activities.

     SPECIALTY AVIONICS AND SYSTEMS INTEGRATION. The increases in SG&A expenses were insignificant.

     CORPORATE. SG&A expenses decreased by $0.2 million, or 10.0% from the prior year due to decreased spending on outside professional services.

     DEPRECIATION AND AMORTIZATION OF INTANGIBLES. Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $1.6 million, or 28.6%, for the three months ended September 30, 2000. The increase results from the inclusion of $1.4 million of depreciation and amortization expense in 2000 from companies we acquired during 1999 and 2000 and additional depreciation reflecting our capital expenditures during the period.

     EBITDA AND OPERATING INCOME. EBITDA increased $6.5 million to $22.2 million, or 41.4%, for the three months ended September 30, 2000, from $15.7 million for the same period last year. The increase primarily results from the contribution to year 2000 results from companies we acquired during 1999 and 2000. EBITDA as a percent of revenues decreased to 23.8% for the three months ended September 30, 2000, from 24.1% for the same period last year. Operating income increased $5.8 million to $14.9 million, or 63.8%, for the three months ended September 30, 2000, from $9.1 million for the same period last year. By segment, EBITDA changed as follows:


                                                 INCREASE (DECREASE)
                                                      FROM 1999
                                              -------------------------
                                                AMOUNT        PERCENT
                                              -----------    -----------
                                             (IN MILLIONS)
     EBITDA
       Cabin Management ....................  $       5.1         70.8%
       Specialty Avionics ..................          1.1         17.2
       Systems Integration .................          0.3          8.3
                                              -----------
         Total EBITDA ......................          6.5

     Depreciation and amortization .........         (1.6)
     Other non-operating costs .............          0.9
                                              -----------
         Total operating income (loss) .....  $       5.8
                                              ===========

     CABIN MANAGEMENT. EBITDA increased by $5.1 million, or 70.8% over the prior year, due to:

     .    a $7.1 million increase resulting from our acquisitions; offset by

     . a $2.0 million decrease resulting from higher labor costs associated with developing of new entertainment system products.

     SPECIALTY AVIONICS. EBITDA increased by $1.1 million, or 17.2% from the prior year, due to:

     .    $1.0 million of growth related to product sales; and

     .    $0.1 million resulting from our acquisitions.

     SYSTEMS INTEGRATION. EBITDA increased by $0.3 million, or 8.3% over the prior year, due to the timing of when orders are received versus shipped. While not affecting the comparison of 1999 to 2000 results, we charged $0.7 million to the accrued liability established in 1999 for such restructuring; no adjustments have been made to our original 1999 estimates.

     INTEREST EXPENSE. Interest expense increased $4.1 million to $11.3 million for the three months ended September 30, 2000, from $7.2 million for the same period last year. Interest expense increased:

     . $3.6 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and

     .    $0.5 million due to higher average interest rates charged during 2000.

     PROVISION FOR INCOME TAXES. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

     NET INCOME. Net income increased $0.2 million to $0.9 million for the three months ended September 30, 2000 compared to $0.7 million for the same period in 1999.

     NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER. Net income (loss) applicable to DeCrane Holdings, our common stockholder, decreased $0.8 million to a loss of $0.1 million for the three months ended September 30, 2000 compared to income of $0.7 million for the same period in 1999. The net decrease is attributable to:

     . a $1.0 million increase in accrued dividends resulting from DeCrane Aircraft's issuance of 16% mandatorily redeemable preferred stock on June 30, 2000; offset by

     .    a $0.2 million increase in net income.

     BOOKINGS. Bookings increased $34.5 million, or 54.4%, to $97.9 million for the three months ended September 30, 2000 compared to $63.4 million for the same period in 1999. The increase in bookings for 2000 results from:

     . a $27.0 million increase associated with companies we acquired in 1999 and 2000; and

     . a $7.5 million increase related to business growth, principally in Cabin Management's furniture product lines.

     BACKLOG AT END OF PERIOD. Backlog increased $17.2 million, or 11.0%, to $173.3 million as of September 30, 2000 compared to $156.1 million as of December 31, 1999. The increase primarily results from the timing of receipt of customer orders. By segment, backlog changed as follows:

     . a $10.4 million increase related to Cabin Management companies acquired companies in 2000;

     . a $5.3 million increase related to Specialty Avionics, reflecting a recovery in demand for some of our commercial aircraft products; and

     . a $1.5 million increase related to Systems Integration, resulting from the timing of when orders are received versus when they are shipped.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues increased $76.6 million, or 43.1%, to $254.4 million for the nine months ended September 30, 2000 from $177.8 million for the nine months ended September 30, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

                                                     INCREASE (DECREASE)
                                                          FROM 1999
                                                 -------------------------
                                                    AMOUNT        PERCENT
                                                 ----------      ----------
                                                 (IN MILLIONS)
     Cabin Management ..........................  $      79.1      165.1%
     Specialty Avionics ........................         (4.8)      (5.6)
     Systems Integration .......................          2.1        4.6
     Inter-group elimination ...................          0.2          -
                                                  -----------
       Total ...................................  $      76.6
                                                  ===========

     CABIN MANAGEMENT. Revenues increased by $79.1 million, or 165.1% over the prior year, due to:

     . the inclusion of $72.4 million of revenues resulting from our acquisitions of PPI, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl F. Booth and ERDA in 2000; and

     . a $6.7 million increase in entertainment and cabin management product revenues reflecting primarily a higher volume of corporate jet production by original equipment manufacturers (OEM's).

     SPECIALTY AVIONICS. Revenues decreased by $4.8 million, or 5.6% from the prior year, due to somewhat lower demand for our commercial aircraft products during the first two quarters of the year.

     SYSTEMS INTEGRATION. Revenues increased by $2.1 million, or 4.6% over the prior year, due to the inclusion of PATS for the full nine months of 2000; PATS was acquired on January 22, 1999.

     GROSS PROFIT. Gross profit increased $25.1 million, or 41.9%, to $84.9 million for the nine months ended September 30, 2000. The increase primarily results from the inclusion of gross profit in 2000 from companies we acquired in 1999 and 2000. Gross profit as a percent of revenues decreased to 33.4% for the nine months ended September 30, 2000 from 33.6% for the same period last year primarily as a result of lower margins in Cabin Management entertainment products and Specialty Avionics products. By segment, gross profit changed as follows:

                                                INCREASE (DECREASE)
                                                     FROM 1999
                                             -----------------------
                                               AMOUNT        PERCENT
                                             ------------   ---------
                                            (IN MILLIONS)
     Cabin Management .....................  $      22.6      109.7%
     Specialty Avionics ...................         (3.2)     (11.3)
     Systems Integration ..................          5.7       52.3
                                             -----------
       Total ..............................  $      25.1
                                             ===========

     CABIN MANAGEMENT. Gross profit increased by $22.6 million, or 109.7% over the prior year, due to:

     . a $25.0 million increase in gross profit resulting from our 1999 and 2000 acquisitions; offset by

     .    lower margins in our entertainment systems products; and

     .    production startup inefficiencies at a new manufacturing facility.

     SPECIALTY AVIONICS. Gross profit decreased by $3.2 million, or 11.3% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing and price reductions to several large customers.

     SYSTEMS INTEGRATION. Gross profit increased by $5.7 million, or 52.3% over the prior year, due to:

     . a $5.2 million increase in gross profit resulting from favorable auxiliary fuel tank manufacturing and installation efficiencies achieved; and

     . a $0.5 million reduction in engineering costs attributable to project development.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.2 million, or 19.0%, to $32.5 million for the nine months ended September 30, 2000, from $27.3 million for the same period last year. The increase primarily results from the inclusion of $5.2 million of SG&A expenses in 2000 from companies we acquired in 1999 and 2000. SG&A expenses as a percent of revenues decreased to 12.8% for the nine months ended September 30, 2000 compared to 15.4% for the same period last year.
By segment, SG&A expenses changed as follows:

                                                    INCREASE (DECREASE)
                                                         FROM 1999
                                                --------------------------
                                                   AMOUNT        PERCENT
                                                -----------     ----------
                                                (IN MILLIONS)
     Cabin Management .........................  $       4.4         62.9%
     Specialty Avionics .......................         (1.2)       (11.8)
     Systems Integration ......................          1.2         22.2
     Corporate ................................          0.8         17.0
                                                 -----------
       Total ..................................  $       5.2
                                                 ===========

     CABIN MANAGEMENT. SG&A expenses increased by $4.4 million, or 62.9% over the prior year, due to:

     . the inclusion of $4.9 million related to our 1999 and 2000 acquisitions; offset by

     . a $0.5 million decrease in expenses resulting from the consolidation of administrative activities.

     SPECIALTY AVIONICS. SG&A expenses decreased by $1.2 million, or 11.8% from the prior year, due to reduced selling costs related to lower sales.

     SYSTEMS INTEGRATION. SG&A expenses increased by $1.2 million, or 22.2% over the prior year, due to:

     . a $0.5 million increase in SG&A expenses resulting from an increase in engineering project management.

     . a $0.7 million increase in expenses from additional sales and program management resources.

     CORPORATE. SG&A expenses increased by $0.8 million, or 17.0% over the prior year due to increased spending for sales and marketing programs during the first two quarters.

     DEPRECIATION AND AMORTIZATION OF INTANGIBLES. Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $5.9 million, or 43.3%, for the nine months ended September 30, 2000. The increase results from the inclusion of $3.7 million of depreciation and amortization expense in 2000 from companies we acquired during 1999 and 2000 and additional depreciation reflecting our capital expenditures during the period.

     EBITDA AND OPERATING INCOME. EBITDA increased $20.5 million to $59.3 million, or 52.8%, for the nine months ended September 30, 2000, from $38.8 million for the same period last year. The increase primarily results from the contribution to year 2000 results from companies we acquired during 1999 and 2000. EBITDA as a percent of revenues increased to 23.3% for the nine months ended September 30, 2000, from 21.8% for the same period last year. Operating income increased $16.5 million to $39.5 million, or 71.8%, for the nine months ended September 30, 2000, from $23.0 million for the same period last year. By segment, EBITDA changed as follows:


                                                   INCREASE (DECREASE)
                                                        FROM 1999
                                               -------------------------
                                                  AMOUNT        PERCENT
                                               ------------    ---------
                                               (IN MILLIONS)
     EBITDA
       Cabin Management ......................  $      18.0      115.4%
       Specialty Avionics ....................         (1.3)      (6.2)
       Systems Integration ...................          4.3       65.2
       Corporate .............................         (0.5)     (11.6)
                                                ------------
         Total EBITDA ........................         20.5

     Depreciation and amortization ...........         (5.9)
     Other non-operating costs ...............          1.9
                                                -----------
         Total operating income (loss) .......  $      16.5
                                                ===========

     CABIN MANAGEMENT. EBITDA increased by $18.0 million, or 115.4% over the prior year, due to acquisitions and increased production of corporate jets by OEM's.

     SPECIALTY AVIONICS. EBITDA decreased by $1.3 million, or 6.2% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing.

     SYSTEMS INTEGRATION. EBITDA increased by $4.3 million, or 65.2% from the prior year, due to:

     . a $1.7 million increase resulting primarily from favorable manufacturing efficiencies of auxiliary fuel tanks and power units; and

     . a $2.6 million increase resulting, in part, from improved operating results subsequent to our 1999 restructuring which included our exit from the manufacturing business. While not affecting the comparison of 1999 to 2000 results, we charged $2.0 million to the accrued liability established in 1999 for such restructuring; no adjustments have been made to our original 1999 estimates.

     CORPORATE. EBITDA decreased by $0.5 million, or 11.6% over the prior year, due to increased spending for sales and marketing programs during the first two quarters of 2000.

     INTEREST EXPENSE. Interest expense increased $10.1 million to $30.0 million for the nine months ended September 30, 2000, from $19.9 million for the same period last year. Interest expense increased:

     . $8.2 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and

     .    $1.9 million due to higher average interest rates charged during 2000.

     PROVISION FOR INCOME TAXES. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

     NET INCOME (LOSS). Net income increased $3.1 million to $3.6 million for the nine months ended September 30, 2000 compared to $0.5 million for the same period in 1999.

     NET INCOME APPLICABLE TO COMMON STOCKHOLDER. Net income applicable to DeCrane Holdings, our common stockholder, increased $2.1 million to $2.6 million for the nine months ended September 30, 2000 compared to $0.5 million for the same period in 1999. The net increase is attributable to:

     .    a $3.1 million increase in net income; offset by

     . a $1.0 million increase in accrued dividends resulting from DeCrane Aircraft's issuance of 16% mandatorily redeemable preferred stock on June 30, 2000

     BOOKINGS. Bookings increased $35.6 million, or 15.7%, to $262.0 million for the nine months ended September 30, 2000 compared to $226.4 million for the same period in 1999. The increase in bookings for 2000 results from:

     . a $15.7 million increase associated with companies we acquired in 1999 and 2000; and

     . a $19.9 million increase related to business growth, principally in Cabin Management's furniture product lines.


                         LIQUIDITY AND CAPITAL RESOURCES

     We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings and the issuance of common and preferred stock.

     For the nine months ended September 30, 2000, we used $2.2 million of cash for operating activities, which is the net of $29.7 million of cash generated from operations after adding back depreciation, amortization and other noncash items, $30.8 million used for working capital and $1.1 million resulting from a decrease in other liabilities. The following factors contributed to the $30.8 million working capital increase:

     . a $15.9 million accounts receivable increase due to higher revenues, timing differences relating to completing of projects and the associated collection;

     . a $9.0 million increase in inventory due to longer production lead times and inventory level increases to meet current and projected revenue growth;

     .    a $1.2 million increase in prepaid and other assets; and

     .    a $5.7 million net decrease in current liabilities; offset by

     . a $1.0 million increase in income taxes payable due to higher current taxable income.

     Cash used for investing activities was $104.8 million for the nine months ended September 30, 2000, and consisted of:

     .    $57.0 million for our Carl Booth, ERDA and Coltech acquisitions;

     . $30.1 million for contingent consideration earned in 1999 and paid in 2000; and

     . $17.7 million for capital expenditures, including $5.7 million for the purchase of a furniture manufacturing facility for our Cabin Management Group.

     We anticipate spending $21.4 million for capital expenditures in 2000.

     Net cash provided by financing activities was $101.0 million for the nine months ended September 30, 2000 and was primarily used to fund our acquisitions. We obtained these funds by borrowing $71.4 million under our senior credit facility, selling $25.0 million of 16% mandatorily redeemable preferred stock and a $8.0 million capital contribution from DeCrane Holdings. We used $4.1 million to make principal payments on our senior term debt, capitalized leases and other debt, and paid $2.0 million of financing costs.

     At September 30, 2000, senior credit facility borrowings totaling $281.5 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. At September 30, 2000 we had $86.3 million of working capital and had $18.1 million of borrowings available under our working capital credit facility and $15.5 million available under our acquisition credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.


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

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At September 30, 2000, the current prime rate was 9.50% and the current Euro-Dollar rate was 6.62%. Based on $281.5 million of variable-rate debt outstanding as of September 30, 2000, a hypothetical one percent rise in interest rates, to 10.50% for prime rate borrowings and 7.62% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $2.8 million annually. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $92.0 million at September 30, 2000. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts since 1998 and no such contracts are open as of September 30, 2000, we may do so in the future depending on our assessment of future foreign exchange rate trends.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other "forward-looking" information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. We are vulnerable to a variety of risks that affect many businesses, such as:

     . fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

     . our reliance on key customers and the adverse effect a significant decline in business from any one of them would have on our business;

     . changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;

     .    competition from larger companies;

     . Federal Aviation Administration prescribed standards and licensing requirements, which apply many of the products and services we provide;

     .    inflation, and other general changes in costs of goods and services;

     . liability and other claims asserted against us that exceeds our insurance coverage;

     .    the ability to attract and retain qualified personnel;

     .    labor disturbances; and

     . changes in operating strategy, or our acquisition and capital expenditure plans.

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

     SWISSAIR

     All of the actions related to the Swissair matter described in Item 3 of our Form 10-K have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 to the Honorable James T. Giles for coordinated or consolidated pretrial proceedings.


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

     3.25.1       Certificate of Formation and Certificate of Amendment of Carl
                  F. Booth & Co., LLC *

     3.25.2       Limited Liability Company Agreement of Carl F. Booth & Co.,
                  LLC *

     3.26.1       Restated Articles of Incorporation of ERDA, Inc. *

     3.26.2       Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.) *

     3.27.1       Articles of Incorporation of Coltech, Inc. **

     3.27.2       Bylaws of Coltech, Inc. **

     4.1.3        Supplemental Indenture to be dated August 5, 1999 among CWP
                  Acquisition, Inc. d/b/a Custom Woodwork & Plastics, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company **

     4.1.4        Supplemental Indenture to be dated October 6, 1999 among PCI
                  Acquisition Co., Inc. d/b/a PCI Newco, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State
                  Street Bank and Trust Company **

     4.1.5        Supplemental Indenture to be dated October 8, 1999 among
                  International Custom Interiors, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company **

     4.1.6        Supplemental Indenture to be dated December 17, 1999 among
                  DAH-IP Acquisition, L.P. d/b/a Infinity Partners, L.P., DAH-IP
                  Holdings, Inc., DAH-IP Infinity, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company **

     4.1.7        Supplemental Indenture to be dated May 11, 2000 among Booth
                  Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company **

     4.1.8        Supplemental Indenture to be dated June 16, 2000 among DeCrane
                  Aircraft Furniture Co., L.P., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust
                  Company **

     4.1.9        Supplemental Indenture to be dated June 30, 2000 among ERDA,
                  Inc., the other guarantors under the Indenture, DeCrane
                  Aircraft and State Street Bank and Trust Company **

     4.1.10       Supplemental Indenture to be dated August 31, 2000 among
                  Coltech, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company **

     4.6          Certificate of Designations, Preferences and Rights of 16%
                  Senior Redeemable Exchangeable Preferred Stock due 2009 *

     4.6.1        Amendment to the Certificate of Designations, Preferences and
                  Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 dated October 5, 2000 **



     4.7 Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the
                  Holders of Senior Preferred Stock *

     4.7.1        Amendment No. 1 to the Senior Preferred Stock Registration
                  Rights Agreement dated as of June 30, 2000 among DeCrane
                  Aircraft Holdings, Inc. and the Holders of Senior Preferred
                  Stock dated October 6, 2000 **

     10.1         Securities Purchase Agreement dated as of June 30, 2000 among
                  DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein *

     10.2         Amended and Restated Investors' Agreement dated as of October 6,
                  2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings,
                  Inc. and the stockholders named therein **

     10.10.3      Third Amended and Restated Credit Agreement dated as of May
                  11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent *

     10.10.3.1    First Amendment to the Third Amended and Restated Credit
                  Agreement dated as of May 11, 2000 among DeCrane Aircraft, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent **

     10.22        Executive Deferred Compensation Plan *

     21.1         List of Subsidiaries of Registrant **

     27           Financial Data Schedule **

----------------
*    Previously filed
**   Filed herewith

b.   Reports on Form 8-K

     . On May 25, 2000, we filed a Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.

     . On June 16, 2000, we filed Amendment No. 1 to our Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.

     . On July 13, 2000, we filed a Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.

     . On August 2, 2000 we filed Amendment No. 1 to our Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DECRANE AIRCRAFT HOLDINGS, INC.
                                                           (Registrant)





November 14, 2000                     By: /s/  RICHARD J. KAPLAN
                                          ---------------------------
                                          Name:    Richard J. Kaplan
                                          Title:   Senior Vice President,
                                                   Chief Financial Officer,
                                                   Secretary, Treasurer and
                                                   Director