Form 10-Q/A
period 2001-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2001-05-15
CIK 880765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Table of Contents

Explanatory Note

    This Form 10-Q/A (Amendment No. 1) corrects a typographical error in the column headings on the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000. The years 2001 and 2000 in the column headings were transposed in the previously filed Form 10-Q. Amounts for the three months ended March 31, 2001 are reflected in the first column with the corresponding amounts for 2000 reflected in the second column.

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

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenues	$99,151	$79,178
Cost of sales	64,106	53,026

Gross profit	35,045	26,152

Operating expenses
Selling, general and administrative expenses	14,660	11,046
Amortization of intangible assets	4,966	4,213

Total operating expenses	19,626	15,259

Income from operations	15,419	10,893
Other expenses
Interest expense	10,455	8,676
Other expenses, net	105	64

Income before provision for income taxes	4,859	2,153
Provision for income taxes	2,387	1,398

Net income	2,472	755
Accrued preferred stock dividends	(1,082)	—
Preferred stock redemption value accretion	(117)	—

Net income applicable to common stockholder	$1,273	$755

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

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$2,472	$755
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,248	6,803
Deferred income taxes	746	681
Other, net	359	168
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(10,610)	(5,585)
Inventories	(7,348)	(3,510)
Prepaid expenses and other assets	(838)	(1,046)
Accounts payable	5,302	924
Accrued liabilities	(5,602)	(2,643)
Income taxes payable	1,505	1,072
Other long-term liabilities	155	244

Net cash used for operating activities	(5,611)	(2,137)

Cash flows from investing activities
Cash paid for acquisitions	(17,247)	(28,179)
Capital expenditures	(2,604)	(1,588)
Other, net	55	—

Net cash used for investing activities	(19,796)	(29,767)

Cash flows from financing activities
Net borrowings under senior credit facility	23,300	26,100
Principal payments on term debt, capitalized leases and other debt	(1,001)	(1,377)
Other, net	(58)	(77)

Net cash provided by financing activities	22,241	24,646

Effect of foreign currency translation on cash	71	(12)

Net decrease in cash and cash equivalents	(3,095)	(7,270)
Cash and cash equivalents at beginning of period	8,199	7,918

Cash and cash equivalents at end of period	$5,104	$648

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.
Exhibits

10.10.4	Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000 *

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
Explanatory Note
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