Form 10-K
period 2001-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2002-03-27
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of Common Stock outstanding on March 26, 2002 was 100.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which are difficult to predict. Changes in such factors could cause actual results to differ materially from those contemplated in such forward-looking statements as we describe in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.                                         DESCRIPTION OF BUSINESS

Company Overview

DeCrane Aircraft Holdings, Inc., a Delaware corporation founded in 1989, is a leading provider of integrated assemblies, sub-assemblies and component parts to the aerospace industry. Since our founding in 1989, we have experienced both internal growth and external growth by identifying fragmented, high-growth niche segments within the aerospace industry and acquiring market-leading companies in those niches. Today, we have assembled product capability within three specific segments of the aerospace industry: cabin management for corporate, VIP and head-of-state aircraft; specialty aviation electronic components, commonly referred to as avionics; and systems integration. We have also focused on diversifying our revenue stream between the commercial, commercial after- and retrofit markets, and corporate and regional aircraft markets in order to reduce the impact from cycles in any single market segment. Within these markets, our customers include original manufacturers of aircraft and related avionics equipment, commonly referred to as OEM’s, major components suppliers, aircraft repair and modification centers and commercial airlines.

We are organized into three operating groups, consistent with the segments in which we operate: Cabin Management, Specialty Avionics and Systems Integration. Through our operating groups, we offer a complete line of cabinetry, galleys, seating and cabin management systems for corporate aircraft, as well as specialty avionics components and systems integration services.

Our Operating Groups

Our historical financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses and capital structure. Our acquisitions are described in Note 3 accompanying our financial statements listed in the index on page F-1 of this report. Historical segment information for the three years ended December 31, 2001 is included in Note 16 accompanying our financial statements.

Cabin Management Group

DeCrane’s Cabin Management Group contributed approximately 52% of our revenues for the year ended December 31, 2001.

Business Description

Our Cabin Management Group is a leading independent provider of cabin products, with a primary focus on serving the corporate aircraft market. Since 1997, our Cabin Management Group has acquired nine companies involved in the engineering, manufacturing and assembly of the key components for the interior of a corporate aircraft, including cabin interior furnishings, cabin management systems, seating and composite components. Our Cabin Management Group serves major manufacturers of corporate aircraft, including Boeing Business Jet, Bombardier, Cessna, Dassault, Gulfstream and Raytheon.

The Cabin Management Group introduced the concept of modularity to the corporate aircraft market by offering totally integrated interior products. In our view, one of the greatest challenges facing the industry’s aircraft manufacturers is minimizing the lead-time necessary to complete an unfinished “green” aircraft. We also believe our distinctive approach of delivering integrated assemblies and sub-assemblies addresses this challenge by providing our customers with entire pre-engineered, pre-wired and pre-plumbed modular cabin interiors and management systems ready for final integration into the aircraft. We believe our totally integrated interior products enable our customers to reduce their lead times, supplier base and overall costs.

The Cabin Management Group is guided by our overall strategy to gain market leadership positions in high-growth segments of the aerospace industry by building more related product capabilities than any other company in the industry. To that end, our Cabin Management Group has focused on pursuing two, closely related, strategic imperatives:

•                  Building Critical Mass in Cabin Interior Furnishings, Cabin Management Systems and Seating for the Corporate, VIP, and Head-of-State Aircraft Markets.  Our Cabin Management Group is aggressively focused on broadening and deepening its product offerings to the corporate, VIP and head-of-state aircraft markets. As a result of this strategy, we have increased revenue content per plane with our existing customer base and have successfully attracted new customers.

•                  Developing Capabilities to Provide Modular “Total Cabin Solutions” to the Corporate Aircraft Market.  Consistent with our overall corporate strategy to build integrated system solutions, the Cabin Management Group is focused on aggregating its capabilities to provide partial or fully assembled modular corporate aircraft cabin interiors to its customers.

In order to meet these strategic objectives, we have aggressively pursued growth in our Cabin Management Group through selective acquisitions.

Products and Services

Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services. Approximately 51% of our Cabin Management Group’s revenues in 2001 were from two customers, Textron and Bombardier. Our products and services are in four broad categories, as summarized below.

Interior Furnishings	Seating
• entertainment and refreshment centers	• executive track and swivel seats
• conference tables	• jump-seats
• hi-low dining and coffee tables	• divans, including models that convert to beds or contain storable tables
• end tables
• cabinets	• upholstery services
• arm and side ledges
• galleys	Composite Components
• lavatories	• sound-dampening side walls and headliners
• vanities	• passenger service units
• room enclosures	• environmental (HVAC) ducting
• cabinetry refurbishment services	• closets

Cabin Management Systems
• in-flight entertainment systems
• in-flight data network and communication systems
• cabin controls
• switches

Competition

The markets served by our Cabin Management Group are fragmented, with several competitors offering similar products and services. Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies. Our Cabin Management Group generally faces competition from a group of smaller companies and enterprises, except for the corporate aircraft manufacturers and independent completion centers. Our principal competitors are summarized below.

Interior Furnishings	Seating
• Bomhoff, Inc.	• BE Aerospace
• Custom Aircraft Cabinets	• Fisher (Germany)
• Hiller
• The Nordam Group	Composite Components
• Independent completion centers	• AAR
• Corporate aircraft manufacturers completion centers	• Fibre Art
• Plastic Fab
Cabin Management Systems	• Scale Composite Works
• Air Show / Pacific Systems • Baker Electronics	• The Nordam Group
• DPI Labs
• IEC, International

Specialty Avionics Group

DeCrane’s Specialty Avionics Group contributed approximately 31% of our revenues for the year ended December 31, 2001.

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

Through its strong focus on building integrated solutions, we believe our Specialty Avionics Group has achieved solid positions in many product categories within the avionics components market. Today, we believe we are the world’s largest supplier of power and signal contacts to the aircraft market, with almost twice the number of FAA approved parts as our nearest competitor. In addition, our dichroic liquid crystal display devices, commonly referred to as LCD’s, are found on most, if not all, commercial aircraft produced today, making us the largest supplier of dichroic LCD devices to commercial aircraft OEM’s. Our Specialty Avionics Group has leveraged its reputation as a high quality manufacturer of avionics products and contacts to build a broader customer base and to deepen its relationships with existing customers.

The strategic objectives of our Specialty Avionics Group are well aligned with our overall corporate strategy of capturing and maintaining number 1 or 2 market share in high growth segments of the avionics component market. In pursuing our objectives for the group, we have been guided by three strategic principles:

•                  Broaden and Deepen Relationships with Key Customers by Assembling Integrated Customer Solutions.  We believe our Specialty Avionics Group has aggressively pursued opportunities to assemble more integrated product capabilities in the specialty avionics segment than any competitor in the aerospace industry, thereby increasing revenue content per plane and growing profitability.

•                  Identify and Evaluate Opportunities in High-Growth Product Categories.  We continue to explore and evaluate growth opportunities in product categories within the specialty avionics segment of our business.

•                  Maintain Technologically Superior Product Offerings.  The specialty avionics market is a highly specialized and highly technical business. It is imperative that we remain abreast of technological innovations and incorporate them into our products and services.

Products and Services

Our Specialty Avionics Group designs, engineers and manufactures electronic components, electronic display devices and interconnect components and assemblies. Approximately 22% of our Specialty Avionics Group’s revenues in 2001 were from Boeing. The products we offer are described below.

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

Liquid Crystal Display Devices.  We manufacture a wide variety of displays in both dichroic and twisted nematic formats, as well as LCD modules used in commercial and military aircraft. LCD modules are liquid crystal displays packaged with a backlight source, and additional mechanical and electronic components that are plug-and-play ready for the customers’ instrument display application. Dichroic displays perform best in situations with high ambient lighting and low backlighting. Twisted nematic displays are suited for situations where a strong backlight is required. Our LCD products are used in a variety of flight deck applications such as auto pilot flight control systems, fuel quantity indicators, exhaust gas temperature indicators, airborne communications, navigation and safety systems and transportation signage. Dichroic and twisted nematic liquid crystal display products are widely used in the aerospace industry because they are easily adapted to custom design and possess a variety of high performance characteristics, including wide viewing angles, high readability in sunlight, and the ability to withstand wide temperature fluctuations. We also manufacture a variety of electronic clock instruments for commercial and military aircraft, including fixed wing and rotary wing, all of which use our LCD devices.

Wire Marking and Crimping Equipment.  We design and manufacture high-speed wire marking systems and portable crimping machines used by harness manufacturers, wire mills, aircraft manufacturers and the U.S. military.

Competition

The markets served by our Specialty Avionics Group are fragmented, with several competitors offering similar products and services. Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies. Our Specialty Avionics Group generally faces competition from large, diversified companies that produce a broad range of products. Our principal competitors are summarized below.

Cockpit and Cabin Audio, Communication, Lighting and Power and Control Devices	Connector and Harness Assemblies
• AMP (connectors)
• Baker Electronics	• Carlyle (harness assemblies)
• Diehl GmbH (Germany)	• Electronic Cable Specialists (harness assemblies)
• Gables Engineering	• ITT Cannon (connectors)
• Korry	• Radiall S.A. (France) (connectors)
• Team (France)
Liquid Crystal Display Devices
Electrical Contacts	• Crystalloid
• Deutsch	• DCI
• Lemco	• Electronic Martin
• Several small contact blank suppliers	• Grayhill
• LSI

Systems Integration Group

DeCrane’s Systems Integration Group contributed approximately 17% of our revenues for the year ended December 31, 2001.

Business Description

Our Systems Integration Group provides aircraft retrofit and refurbishment solutions, from design to FAA certification, including engineering, manufacturing and installation. Our largest business is the design, production and installation of auxiliary fuel tanks, which extend the range of the aircraft. Our Systems Integration Group has an exclusive long-term contract with Boeing Business Jet to design, manufacture and install auxiliary fuel tanks. We also focus on FAA safety mandate “kits” and we believe we are the major supplier of integration kits for smoke detection and fire suppression in the cargo hold. We also perform structural modifications and FAA re-certification before placing aircraft back into service.

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

Our Systems Integration Group has adopted a two-pronged strategic approach to managing its operations:

•                  Develop the Most Comprehensive Integrated Retrofit Offering.  For the last eleven years, our Systems Integration Group has focused on developing the capabilities necessary to provide a fully integrated offering with respect to aircraft refurbishing and aircraft retrofitting with FAA mandated changes and technological innovations. Through several related acquisitions and aggressive internal product development, our Systems Integration Group has become one of the few non-OEM related operations with the authority to provide alteration services and to offer

FAA re-certification of aircraft that undergo overhaul. This re-certification ability represents a significant competitive advantage, as we can offer all the products and services required to re-commission an aircraft in a timely and cost efficient manner. We believe we have developed the most comprehensive offering in retrofitting aircraft with auxiliary fuel tanks in the industry.

•                  Target Development of Specialty Products and Services Relating to FAA Mandates.  Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution “kits” in response to FAA mandated aircraft upgrades. For example, if the FAA mandates new fire safety measures for all aircraft, we will develop a stand-alone kit that can be quickly incorporated into an aircraft to ensure compliance with minimal downtime. Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new FAA mandates.

Products and Services

Our Systems Integration Group provides auxiliary fuel tanks, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification. Customers include Boeing Business Jet, Bombardier, Cessna, Gulfstream, Raytheon and Rockwell Collins. Approximately 61% of our Systems Integration Group’s revenues in 2001 were from Boeing. The products and services we provide are described below.

Auxiliary Fuel Systems and Power Units.  We design, engineer, manufacture and install auxiliary fuel tanks for corporate and commercial aircraft. Our unique design and tank construction have made us a leader in the auxiliary fuel tank market. We also manufacture auxiliary power units, which provide ground power to corporate jets made by Bombardier, Cessna, Gulfstream, Learjet and Raytheon.

Cabin and Flight Deck Systems Integration.  We have designed and patented avionics support structures we sell under the Box-Mount™ name. These structures are used to support and environmentally cool avionics equipment, including navigation, communication and flight control equipment. These support structures are sold to aircraft and related electronics manufacturers, airlines and major modification centers. In addition, these products are essential components of the installation kits used in our systems integration operations.

Aircraft Modification Services.  Through our Boeing-approved Boeing Business Jet Service Center, we provide extensive modification and integration services to the corporate aircraft market.

Retrofit and Refurbishment Services.  We also provide retrofit and refurbishment services, including engineering, kit manufacturing, installation and certification, to both commercial and corporate aircraft customers.

Competition

The markets served by our Systems Integration Group are fragmented with several competitors offering similar products and services. Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies. Our Systems Integration Group generally faces competition from a group of smaller companies and enterprises, except for the corporate aircraft manufacturers and independent completion centers. Our principal competitors are summarized below.

Auxiliary Fuel Systems and Power Units	Cabin and Flight Deck Systems Integration and Retrofit and Refurbishment Services
• Marshalls
• Pfalz Flugewerke (Germany)	• ARINC
• Aviation Sales
Auxiliary Power Units (Integration Only)	• Boeing Aircraft Services
• Honeywell	• Flight Structures
• Sundstrand	• In-house engineering departments of commercial airlines
• Numerous independent airframe maintenance and modification companies
Aircraft Modification Services
• Associated Air Center
• Jet Aviation
• Lufthansa

Other Information

Acquisitions

Companies Acquired by DeCrane Aircraft

During the five years ended December 31, 2001, DeCrane Aircraft has acquired the stock or assets of nine significant businesses, as such term is defined by Securities and Exchange Commission rules. These acquisitions are summarized below.

Year Acquired	Group / Company Acquired	Principal Products and Services at Acquisition Date
Cabin Management Group
1997	Audio International (1)	Cabin management and entertainment systems
1999	Precision Pattern (1)	Aircraft furniture components
1999	Custom Woodwork and Plastics (2)	Aircraft furniture components
1999	PCI NewCo (2)	Composite material components
1999	The Infinity Partners (2)	Aircraft furniture components
2000	Carl F. Booth & Co. (2)	Wood veneer panels for aircraft interior cabinetry
2000	ERDA (1)	Aircraft seats

Specialty Avionics Group
1998	Avtech (1)	Cockpit audio, lighting, power and control

Systems Integration Group
1999	PATS (1)	Auxiliary fuel and power systems

(1)                      Acquired stock.

(2)                      Acquired assets, subject to liabilities assumed.

Audio International, based in Arkansas, was acquired during 1997 for $24.7 million plus $6.0 million of contingent consideration that was paid during the two years following its acquisition. The contingent consideration was payable upon attainment of defined performance criteria. Avtech, based in Washington, was acquired during 1998 for $84.7 million. Our 1999 and 2000 acquisitions are described in Note 3 accompanying our financial statements included in this report.

All of the acquisitions were accounted for as purchases. We intend to use the acquired assets to manufacture products similar to those previously manufactured by the companies prior to their acquisition. Our financial statements reflect the acquired companies subsequent to their respective acquisition dates.

DeCrane Holdings’ Acquisition of DeCrane Aircraft

DeCrane Holdings Co. and DLJ Merchant Banking Partners II, L.P. and affiliated entities acquired all of the stock of DeCrane Aircraft in August 1998 for $186.3 million. This acquisition is referred to in this report as the DLJ acquisition. As a result of the DLJ acquisition, the Company presents its financial information on a predecessor/successor basis.

In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking Partners II, L.P. and other entities affiliated with Donaldson Lufkin & Jenrette, Inc. became indirect affiliates of Credit Suisse First Boston, Inc and Credit Suisse Group. The combined operations of the DLJ entities and Credit Suisse First Boston are commonly referred to collectively as Credit Suisse First Boston. See “Item 13. Certain Relationships and Related Transactions—Acquisition of Donaldson, Lufkin & Jenrette, Inc. by Credit Suisse Group” for additional information.

Customers

We estimate that in 2001, we sold our products and services to approximately 1,500 customers. Our primary customers include manufacturers of aircraft and related avionics equipment, airlines, aircraft component manufacturers and distributors, and aircraft repair and modification companies. Each of the following customers accounted for 10% or more of our consolidated revenues for the year ended December 31, 2001:

Significant Customers	Cabin Management Group	Specialty Avionics Group	Systems Integration Group	Consolidated Total (1)
Percent of consolidated revenues:
Boeing (2)	0.8%	6.7%	10.3%	17.8%
Bombardier	12.7	1.5	1.4	15.6
Textron (3)	14.0	0.7	—	14.7
Consolidated revenues	27.5%	8.9%	11.7%	48.1%

Percent of group revenues (4):
Boeing (2)	1.4%	21.6%	60.9%
Bombardier	24.4	4.9	7.9
Textron (3)	27.0	2.2	—
Consolidated revenues	52.8%	28.7%	68.8%

(1)                      Historical data for the three years ended December 31, 2001 is presented in Note 16 accompanying our financial statements included in this report.

(2)                      Reflects only our direct revenues from Boeing. Excludes revenues from components our Specialty Avionics Group provides indirectly to Boeing through its sales to other Boeing suppliers. Our Systems Integration Group’s revenues from Boeing result from auxiliary fuel tank systems for the Boeing Business Jet.

(3)                      Includes Cessna.

(4)                      Inter-group revenues are eliminated against the group originating the sale.

Complete loss of any of the customers identified above could have a significant adverse impact on our results of operations expected in future periods.

Significant portions of our revenues from our major customers are pursuant to contracts that may include a variety of terms favorable to the customer. Such terms may include our agreement to one or more of the following:

•                  the customer is not required to make purchases, and may terminate such contracts at any time;

•                  we make substantial expenditures to develop products for customers that we may not recoup if we do not receive sufficient orders;

•                  on a prospective basis, we must extend to the customers any reductions in prices or lead times that we provide to other customers;

•                  we must match other suppliers’ price reductions or delete the affected products from the contract; and

•                  we must grant irrevocable non-exclusive worldwide licenses to use our designs, tooling and other intellectual property rights to products sold to a customer if we default, or suffer a bankruptcy filing, or transfer our manufacturing rights to a third party.

Backlog

As of December 31, 2001, we had an aggregate sales order backlog of $149.9 million compared to $178.3 million as of December 31, 2000, as follows:

	December 31,
	2001	2000
	(in thousands)
Cabin Management Group	$43,653	$53,383
Specialty Avionics Group	50,410	59,467
Systems Integration Group	55,865	65,447
Consolidated totals	$149,928	$178,297

Orders are usually filled within twelve months; however, backlog totaling $20.7 million as of December 31, 2001 is scheduled for delivery in 2003 and beyond. Orders may be subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them. Period-to-period comparisons of backlog figures may not be meaningful. For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Trends,” the September 11th terrorist attack is having an adverse impact on the aerospace industry and, in turn, is having an unfavorable impact on the commercial airline portion of our business. In addition, the weakening of global economic conditions has negatively impacted other portions of our business as well. We are not currently able to determine the continuing impact these events will have on our bookings and resulting backlog for future periods. However, given the magnitude of these events, the impact could be material.

Employees

As of December 31, 2001, we had 2,647 employees: 1,416 in our Cabin Management Group; 876 in our Specialty Avionics Group; 342 in our Systems Integration Group; and 13 in our corporate office. None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes. We believe that we generally have a good relationship with our employees.

Research and Development

We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA. Total expenditures were $3.7 million for the year ended December 31, 2001, $4.6 million during the year ended December 31, 2000 and $4.3 million during the year ended December 31, 1999.

Financial Information About Geographic Areas

Financial information about our revenues and assets by geographic area are included in Note 16 accompanying our financial statements included in this report.

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

Raw Materials and Component Parts

The components we manufacture require the use of various raw materials including gold, aluminum, copper, rhodium, plating chemicals, LCD glass, hardwoods and plastics. The availability and prices of these materials may fluctuate. The cost of such raw materials is a significant component in, and part of, the sales price of many of our products. Although some of our contracts have prices tied to raw materials prices, we cannot always recover increases in raw materials prices in our product sale prices. We also purchase a variety of manufactured sub-component parts from various suppliers. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in our ability to obtain necessary raw materials and component parts may affect our ability to meet customer production needs.

Electrical Energy

Some of our facilities within our Specialty Avionics and Systems Integration Groups, as well as our corporate headquarters, are located in California. These California-based facilities provided approximately 18% of our consolidated revenues during 2001. During 2000 and 2001, California experienced temporary electrical power shortages, which resulted in “rolling blackouts” and curtailment of power for some of our facilities with “interruptible” supply agreements with their providers. To date, power shortages have not caused any significant disruptions to our operations, however, prolonged or frequent blackouts could cause disruptions to our operations and the operations of our suppliers and customers. We are uninsured for losses and interruptions caused by power outages.

Intellectual Property and Proprietary Information

We have various trade secrets, proprietary information, trademarks, tradenames, patents, copyrights and other intellectual property rights we believe are important to our business in the aggregate, but not individually.

Government Regulation

Federal Aviation Administration

The aerospace industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. In addition, many of our customers impose their own compliance and quality requirements on us. The FAA prescribes standards and licensing requirements for aircraft components, issues designated alteration station authorizations, and licenses private repair stations. We hold various FAA approvals and licenses, which may only be used by our subsidiary obtaining such approval. If material FAA or customer authorizations or approvals were revoked or suspended, our operations could be adversely affected.

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

Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards. When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification. Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services. Some of these certificates we obtain were or eventually will be transferred to our customers. As of December 31, 2001, we own and/or manage on behalf of our customers approximately 290 Supplemental Type Certificates. Many are multi-aircraft certificates, which apply to all of the aircraft of a single type. We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve.

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

After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package. We have nine Parts Manufacturer Approvals and over 235 supplements to those approvals. In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility’s production quality control system. Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate. We routinely apply for and receive such Parts Manufacturer Approval supplements. In order to perform the actual installations of a modification, we are also required to have FAA approval. This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates. In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station. As of December 31, 2001, we had ten authorized repair stations and employ over 125 FAA certified representatives.

Occupational Safety and Health Administration

Our manufacturing operations in the United States are subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Environmental Matters

Our facilities and operations are subject to various federal, state, local, and foreign environmental laws and regulations, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. In addition, some environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) and similar state laws, impose strict liability upon persons responsible for releases or potential releases of hazardous substances. That liability generally is retroactive, and may create “joint and several” liability among multiple parties who have some relationship to a site or a source of waste. We have sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws. We have received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency regarding our use of several of those sites. In addition, some of our operations are located on properties that are contaminated to varying degrees.

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

ITEM 2.                                         PROPERTIES

We operate in a number of manufacturing, engineering and office facilities in the United States and abroad. At December 31, 2001, we utilized approximately 1.3 million square feet of floor space, approximately 95% of which is located in the United States. We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future. Our operating groups’ facilities at December 31, 2001 are summarized below.

	Leased	Owned	Total
	(in thousands of square feet)
Cabin Management Group (1)	544	276	820
Specialty Avionics Group	164	80	244
Systems Integration Group	106	150	256
Corporate	8	—	8
Total in use	822	506	1,328

Not in use, subleased to others	92	38	130
Total	914	544	1,458

(1)                      Includes 91,328 square feet pertaining to an owned manufacturing facility we are idling for an indefinite period and 29,700 square feet pertaining to a leased manufacturing facility we are permanently closing in 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Asset Impairment Charges” for additional information.

ITEM 3.                                         LEGAL PROCEEDINGS

As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board (“TSB”) notified us that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of our subsidiaries. We are fully cooperating with the ongoing TSB investigation. Although the TSB has not issued a final report, it has advised us that it has no evidence to date that the system we installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against us, and many other parties unaffiliated with us, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings. We intend to defend the claims vigorously.

We are party to other litigation incident to the normal course of business. We do not believe that the outcome of any of such other matters in which we are currently involved will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                         MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our shares. In August 1998, we sold all of our issued and outstanding shares to DeCrane Holdings, our parent company, in connection with the DLJ acquisition.

Holders

As of March 26, 2002, DeCrane Holdings was our only common stockholder.

Dividends

We have not paid dividends to date on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The terms of our senior credit facility and senior subordinated note indenture restrict our ability to pay dividends if we do not meet certain financial criteria.

Recent Sale of Unregistered Securities

Our recent sales of unregistered securities are described in Note 11 accompanying our financial statements included in this report.

ITEM 6.                                         SELECTED FINANCIAL DATA

	Year Ended December 31, (in thousands) (1)
					1998
					Four Months Ended December 31,	Eight Months Ended August 31,

	2001	2000		1999	1998	1998		1997
	(Successor) (2)					(Predecessor (2)
Statement of Operations Data:
Revenues	$395,352	$347,379		$244,048	$60,356	$90,077		$108,903
Cost of sales (3)	279,681	232,048		165,871	42,739	60,101		80,247
Gross profit	115,671	115,331		78,177	17,617	29,976		28,656
Selling, general and administrative expenses (4)	68,517	45,394		40,157	10,274	19,351		15,756
Amortization of intangible assets	19,920	17,948		13,073	3,148	1,347		905
Operating income	27,234	51,989		24,947	4,195	9,278		11,995
Interest expense	39,001	41,623		27,918	6,852	2,350		3,154
Other expenses, net (5)	1,047	482		447	335	847		243
Income (loss) before provision for income
taxes and extraordinary item	(12,814)	9,884		(3,418)	(2,992)	6,081		8,598
Provision for income taxes (benefit) (6)	1,188	6,282		952	(2,668)	2,892		3,344
Income (loss) before extraordinary item	(14,002)	3,602		(4,370)	(324)	3,189		5,254
Extraordinary loss from debt refinancing (7)	—	—		—	(2,229)	—		(2,078)
Net income (loss)	$(14,002)	$3,602		$(4,370)	$(2,553)	$3,189		$3,176
Net income (loss) applicable to common stockholders	$(19,063)	$1,328		$(4,370)	$(2,553)	$3,189		$531

Other Financial Data:
Cash flows from operating activities	$14,929	$16,783		$15,200	$1,008	$3,014		$4,641
Cash flows from investing activities	(24,792)	(112,164)		(152,774)	(1,813)	(87,378)		(27,809)
Cash flows from financing activities	11,397	95,656		142,052	(1,597)	89,871		22,957
EBITDA (8)	88,791	80,992		56,526	13,476	13,743		16,915
Depreciation and amortization (9)	32,376	27,187		19,186	4,604	4,358		4,920
Capital expenditures:
Paid in cash (10)	11,899	22,689		7,262	1,813	1,745		3,842
Financed with capital lease obligations	4,438	109		1,711	48	116		182
Ratio of earnings to fixed charges (11)	—	1.2	x	—	—	3.0	x	3.3	x

Other Operating Data:
Bookings (12)	$366,983	$359,975		$252,100	$54,021	$94,439		$112,082
Backlog at end of period (13)	149,928	178,297		156,100	75,388	84,184		49,005

	As of December 31, (in thousands) (1)
	2001	2000	1999	1998	1997
	(Successor)(2)				(Predecessor)(2)
Balance Sheet Data:
Cash and cash equivalents	$9,794	$8,199	$7,918	$3,518	$206
Working capital	81,656	61,398	32,412	49,033	24,772
Total assets	645,711	664,254	531,842	330,927	99,137
Total debt (14)	400,250	383,279	315,651	186,765	38,838
Mandatorily redeemable securities (15)	28,240	23,179	—	—	—
Stockholders’ equity	100,376	119,755	106,241	97,921	39,527

See accompanying Notes to Selected Consolidated Financial Data.

Notes to Selected Consolidated Financial Data:

(1)                      Reflects the results of operations and financial position of companies we acquired for all periods subsequent to their respective acquisition dates as follows:

Company Acquired	Date Acquired
• Coltech	August 31, 2000
• ERDA	June 30, 2000
• Carl F. Booth & Co.	May 11, 2000
• Infinity	December 17, 1999
• International Custom Interiors	October 8, 1999
• PCI NewCo	October 6, 1999
• Custom Woodwork	August 5, 1999
• Precision Pattern	April 23, 1999
• PATS	January 22, 1999
• Dettmers	June 30, 1998
• Avtech	June 26, 1998
• Audio International	November 14, 1997

(2)                      Reflects our results of operations and financial position prior to (predecessor) and subsequent to (successor) our acquisition by DLJ.

(3)                      Includes charges to reflect:

•                  a noncash inventory write-down of $4.2 million, a noncash write-off of $7.9 million of product development costs and charges totaling $3.9 million for the realignment of production programs between facilities during the twelve months ended December 31, 2001 related to our restructuring;

•                  a noncash inventory write-down of $6.0 million during the twelve months ended December 31, 1999 related to our Systems Integration Group restructuring; and

•                  cost of sales based on the fair value of inventory acquired of $1.6 million during the twelve months ended December 31, 1999 in connection with the Precision Pattern and Custom Woodworks acquisitions and $4.4 million during the four months ended December 31, 1998 in connection with the DLJ acquisition, collectively referred to as noncash acquisition charges.

(4)                      Includes charges of:

•                  $12.6 million during the year ended December 31, 2001 related to restructuring and asset impairment charges, $9.9 million of which was a noncash asset impairment write-down;

•                  $3.9 million during the year ended December 31, 1999 related to our Systems Integration Group’s restructuring and asset impairment charges, $1.3 million of which was a noncash asset impairment write-down; and

•                  $3.6 million during the eight months ended August 31, 1998 for non-capitalized transaction costs associated with the DLJ acquisition.

(5)                      For the eight months ended August 31, 1998, reflects a $0.6 million charge for costs incurred in connection with a debt offering terminated as a result of the DLJ acquisition.

(6)                      For the four months ended December 31, 1998, includes a $2.6 million benefit from the reduction of the deferred tax valuation allowance. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

(7)                      Reflects the write-off, net of an income tax benefit, of:

•                  deferred financing costs as a result of the repayment of our then existing indebtedness in connection with the DLJ acquisition and the refinancing of the bridge notes during the four months ended December 31, 1998; and

•                  deferred financing costs, unamortized original issue discounts, a prepayment penalty and other related expenses incurred as a result of the repayment of debt by DeCrane Aircraft with the net proceeds from its initial public offering in April 1997.

(8)                      We define EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring and asset impairment charges, acquisition related charges and other noncash and nonoperating charges. EBITDA, as defined, is the primary measurement we use to evaluate our operating groups’ performance and is consistent with the manner in which our lenders and ultimate investors measure our overall performance. A reconciliation of EBITDA to consolidated operating income is as follows:

	Year Ended December 31, (in thousands)
				1998
				Four Months Ended December 31,	Eight Months Ended August 31,
	2001	2000	1999	1998	1998	1997
	(Successor)				(Predecessor)
Consolidated EBITDA	$88,791	$80,992	$56,526	$13,476	$13,743	$16,915
Depreciation and amortization	(32,376)	(27,187)	(19,186)	(4,604)	(4,358)	(4,920)
Restructuring and asset impairment charges	(28,658)	—	(9,935)	—	—	—
Acquisition related charges:
Noncash inventory related charges (Note 3)	—	—	(1,606)	(4,448)	—	—
Acquisition related charges not capitalized	(308)	(538)	(709)	(229)	(107)	—
Nonrecurring manufacturing facility startup costs	—	(717)	—	—	—	—
Other noncash charges	(215)	(561)	(143)	—	—	—
Consolidated operating income	$27,234	$51,989	$24,947	$4,195	$9,278	$11,995

EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the Unites States of America. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to income from operations or net income computed in accordance with generally accepted accounting principles, as an indicator of our operating performance, as an alternative to cash flow from operating activities or as a measure of liquidity. The funds depicted by EBITDA are not available for our discretionary use due to funding requirements for working capital, capital expenditures, debt service, income taxes and other commitments and contingencies. We believe that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method, and the EBITDA numbers we report may not be comparable to EBITDA reported by other companies.

(9)                      Reflects depreciation and amortization of plant and equipment, goodwill and other intangible assets. Excludes amortization of deferred financing costs and debt discounts that are classified as a component of interest expense.

(10)                Includes $5.4 million for the year ended December 31, 2000 related to our acquisition of a manufacturing facility.

(11)                For purposes of calculating the ratio of earnings to fixed charges, earnings represent net income before income taxes, minority interests in the income of majority-owned subsidiaries, extraordinary items and fixed charges. Fixed charges consist of:

•                  interest, whether expensed or capitalized;

•                  amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized; and

•                  one-third of rental expenses under operating leases which is considered to be a reasonable approximation of the interest portion of such expense.

There were deficiencies of earnings to cover fixed charges of $12.7 million for the year ended December 31, 2001, $3.2 million for the year ended December 31, 1999 and $2.9 million for the four months ended December 31, 1998.

(12)                Bookings represent the total invoice value of purchase orders received during the period.

(13)                Backlog represents the total invoice value of unfilled purchase orders at the end of the period. Orders may be subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

(14)                Total debt is defined as long-term debt, including current portion, and short-term borrowings.

(15)                Reflects mandatorily redeemable 16% preferred stock.

ITEM 7.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Overview

Our financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial condition and results of operations described herein, are:

Cabin Management Group

•                  Precision Pattern, acquired on April 23, 1999;

•                  Custom Woodwork, acquired on August 5, 1999;

•                  PCI NewCo, acquired on October 6, 1999;

•                  International Custom Interiors, acquired on October 8, 1999;

•                  The Infinity Partners, acquired on December 17, 1999;

•                  Carl F. Booth & Co., acquired on May 11, 2000;

•                  ERDA, acquired on June 30, 2000;

Specialty Avionics Group

•                  Coltech, acquired on August 31, 2000; and

Systems Integration Group

•                  PATS, acquired on January 22, 1999.

Our historical financial statements reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry. The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate aircraft. We provide a minimal amount of products and services to the military aircraft market and are therefore relatively unaffected by defense spending and other factors affecting that market.

The September 11, 2001 terrorist attack on the United States and the further weakening of global economic conditions is adversely impacting the commercial airline industry. As a result of the substantial reduction in airline traffic, the airline industry is expected to report extremely large losses for the year 2001. Accordingly, most major U.S. carriers have implemented substantially reduced flight schedules, resulting in the temporary or permanent retirement of a portion of their fleets and workforce reductions aggregating over 100,000 employees. The airlines also appear to be taking measures to conserve cash by deferring or eliminating the purchase of parts and components for their aircraft and by canceling or deferring the delivery of new aircraft on order with original equipment manufacturers. These actions, in turn, are having an unfavorable impact upon that portion of our business. The commercial and regional original equipment and aftermarket/retrofit portions of our business are currently estimated at approximately 31% of our revenues.

In addition, an estimated 60% of our revenues are currently derived from the corporate aircraft original equipment and aftermarket/retrofit business. The weakening of global economic conditions has negatively impacted this portion of our business as well, although not a severely as the commercial market. The remaining 9% of our revenues are derived from the military aircraft and other markets.

In response to these adverse conditions, we announced and implemented a restructuring plan in December 2001 designed to reduce expenses and conserve working capital. This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions. In late February 2002, we also announced we would consolidate the production of two Cabin Management manufacturing facilities into a single facility, resulting in the permanent closure of one additional facility. See “—Restructuring and Asset Impairment Charges” below for additional information.

We believe the commercial aircraft portion of our business will experience significant weakness during 2002 and 2003, with potential recovery occurring during 2004 and continuing into 2005. We also believe the corporate aircraft portion of our business will experience slight weakness during 2002 with aircraft deliveries recovering in 2003 and continuing growth thereafter.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Revenues increased $48.0 million, or 13.8%, to $395.4 million for the year ended December 31, 2001 from $347.4 million for the year ended December 31, 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$31.3	17.9%
Specialty Avionics	12.3	11.1
Systems Integration	4.6	7.2
Inter-group elimination	(0.2)
Total	$48.0

Cabin Management.  Revenues increased by $31.3 million, or 17.9% over the prior year, due to:

•                  the inclusion of $23.8 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and ERDA in 2000; and

•                  a $7.5 million increase in cabin furniture and related products revenues.

Specialty Avionics.  Revenues increased by $12.3 million, or 11.1% over the prior year, due to:

•                  a $8.5 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

•                  a $3.8 million revenue increase resulting from higher volume for our interconnect products.

Systems Integration.  Revenues increased by $4.6 million, or 7.2% over the prior year, due to:

•                  a $9.3 million increase in auxiliary fuel tank system and power unit revenues; offset by

•                  a $4.7 million decrease in cabin and flight deck systems integration revenues resulting from reducing the number of product offerings to focus on our core product lines.

Gross profit.  Gross profit increased $0.3 million, or 0.3%, to $115.7 million for the year ended December 31, 2001. Gross profit for the year ended December 31, 2001 is reduced by $16.1 million of restructuring charges, $12.2 million of which are noncash charges, relating to our 2001 restructuring. Excluding these restructuring charges, gross profit increased $16.4 million over the prior year and gross profit as a percent of revenues of 33.3% for the year ended December 31, 2001 is comparable to 33.2% for the same period last year. By segment, gross profit changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$(9.5)	(15.9%	)
Specialty Avionics	6.5	19.0
Systems Integration	3.5	15.7
Inter-group elimination	(0.2)
Total	$0.3

Cabin Management.  Gross profit decreased by $9.5 million, or 15.9% compared to prior year, primarily due to:

•                  a $13.6 million decrease caused by 2001 restructuring charges relating to the curtailment and resulting write-off of inventoried costs for several product development programs, realignment of production programs between facilities and inventory write-downs, and

•                  a $4.3 million decrease in profit margins associated with higher manufacturing costs for corporate aircraft furniture related to large airframe models; offset by

•                  a $7.1 million increase in gross profit related to our 2000 acquisitions; and

•                  a $1.3 million increase in gross profit related to higher product volume for corporate aircraft furniture.

Specialty Avionics.  Gross profit increased by $6.5 million, or 19.0% over the prior year, due to:

•                  a $4.6 million increase related to higher volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $4.4 million increase related to a shift in product mix to items with higher margins; offset by

•                  a $2.5 million decrease caused by 2001 restructuring charges relating to excess inventory write–downs.

Systems Integration.  Gross profit increased by $3.5 million, or 15.7% over the prior year, due to:

•                  a $3.1 million increase due to higher auxiliary fuel tank systems volume and favorable manufacturing efficiencies; and

•                  a $1.2 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring; offset by

•                  a $0.8 million decrease resulting from lower cabin and flight deck systems integration services volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $23.1 million, or 50.9%, to $68.5 million for the year ended December 31, 2001, from $45.4 million for the same period last year. SG&A expenses for the year ended December 31, 2001 includes $12.6 million of restructuring and asset impairment charges, $9.9 million of which are noncash charges. Excluding these restructuring and asset impairment charges, SG&A expenses increased $10.5 million over the prior year and SG&A expenses as a percent of revenues increased to 14.1% for the year ended December 31, 2001 compared to 13.1% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$15.4	97.1%
Specialty Avionics	2.5	20.4
Systems Integration	4.6	52.4
Corporate	0.6	7.6
Total	$23.1

Cabin Management.  SG&A expenses increased by $15.4 million, or 97.1% over the prior year, due to:

•                  a $8.7 million increase caused by 2001 restructuring and asset impairment charges relating to the impairment of long–lived assets, severance, lease termination and other related costs;

•                  a $3.6 million increase in expenses to support increased production and new programs; and

•                  a $3.1 million increase in expenses resulting from our 2000 acquisitions.

Specialty Avionics.  SG&A expenses increased by $2.5 million, or 20.4% over the prior year, due to:

•                  a $2.1 million increase in labor and employee benefit costs in support of revenue growth; and

•                  a $0.4 million increase caused by 2001 restructuring charges relating to severance and other related compensation costs.

Systems Integration.  SG&A expenses increased by $4.6 million, or 52.4% over the prior year, due to:

•                  a $3.5 million increase caused by 2001 charges relating to the impairment of long–lived assets; and

•                  a $1.1 million increase in expenses associated with refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service support.

Corporate.  SG&A expenses increased by $.6 million, or 7.6% over the prior year, primarily due to increased depreciation expense.

Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $5.2 million, or 19.1%, for the year ended December 31, 2001. The increase results from the inclusion of $2.2 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation resulting from our capital expenditures during the period.

EBITDA and Operating income.  EBITDA increased $7.8 million to $88.8 million, or 9.6%, for the year ended December 31, 2001, from $81.0 million for the same period last year. EBITDA as a percent of revenues decreased to 22.5% for the year ended December 31, 2001, from 23.3% for the same period last year.

Operating income decreased $24.8 million to $27.2 million for the year ended December 31, 2001, from $52.0 million for the same period last year. Operating income for the year ended December 31, 2001 is reduced by $28.7 million of restructuring and asset impairment charges, $22.1 million of which are noncash charges. Excluding these restructuring and asset impairment charges, operating income increased $3.9 million, or 7.5%, over the prior year.

EBITDA and operating income changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$(0.5)	(1.1%	)
Specialty Avionics	6.6	24.6
Systems Integration	2.1	14.1
Corporate	(0.2)	(2.2)
Inter-group elimination	(0.2)
Total EBITDA	7.8

Restructuring and asset impairment charges	(28.7)
Depreciation and amortization	(5.2)
Other noncash and acquisition related charges	1.3
Total operating income	$(24.8)

Cabin Management.  EBITDA decreased by $0.5 million, or 1.1% compared to the prior year, primarily due to:

•                  a $5.5 million decrease primarily resulting from higher manufacturing costs for corporate aircraft furniture related to the large airframe models; offset by

•                  a $5.0 million increase resulting from our 2000 acquisitions.

Specialty Avionics.  EBITDA increased by $6.6 million, or 24.6% over the prior year, due to higher demand for our commercial aircraft products prior to the September 11th terrorist attack.

Systems Integration.  EBITDA increased by $2.1 million, or 14.1% over the prior year, due principally to higher auxiliary fuel tank systems revenues and favorable manufacturing efficiencies.

Interest expense.  Interest expense was $39.0 million for the year ended December 31, 2001 compared to $41.6 million for the year ended December 31, 2000, a reduction of $2.6 million due to the following:

•                  a $4.4 million decrease resulting from lower average interest rates charged by our lenders during 2001; offset by

•                  a $1.8 million increase resulting from higher levels of indebtedness.

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

Net income (loss).  Net income decreased $17.6 million to a net loss of $14.0 million for the year ended December 31, 2001 compared to net income of $3.6 million for the same period last year.

Net income (loss) applicable to common stockholder.  Net income applicable to DeCrane Holdings, our common stockholder, decreased $20.4 million to a net loss of $19.1 million for the year ended December 31, 2001 compared to net income of $1.3 million for the same period last year. The increase is attributable to:

•                  a $17.6 million net loss increase; and

•                  a $2.8 million increase in accrued dividends and redemption value accretion resulting from the issuance of 16% mandatorily redeemable preferred stock on June 30, 2000.

Bookings.  Bookings increased $7.0 million, or 1.9%, to $367.0 million for the year ended December 31, 2001 compared to $360.0 million for the same period last year. The increase in bookings for 2001 results from:

•                  a $22.5 million increase associated with companies we acquired during 2000 that are included for a full year in our 2001 results; offset by

•                  a $15.5 million decrease resulting from the adverse impact the events of September 11th and its aftermath and the weakening global economic conditions are having on our businesses.

Backlog at end of period.  Backlog decreased $28.4 million to $149.9 million as of December 31, 2001 compared to $178.3 million as of December 31, 2000. The decrease in backlog for 2001 primarily results from the adverse impact the events of September 11th and its aftermath and the weakening global economic conditions are having on our businesses.

As described in “—Industry Overview and Trends,” the September 11th terrorist attack is having an adverse impact on the aerospace industry and, in turn, is having an unfavorable impact on the commercial airline portion of our business. In addition, the weakening of global economic conditions has negatively impacted other portions of our business as well. We are not currently able to determine the continuing impact these events will have on our bookings and resulting backlog for future periods. However, given the magnitude of these events, the impact could be material.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues.  Revenues increased $103.3 million, or 42.3%, to $347.4 million for the year ended December 31, 2000 from $244.0 million for the year ended December 31, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 1999
	Amount	Percent
	(in millions)
Cabin Management	$100.6	135.6%
Specialty Avionics	(1.6)	(1.4)
Systems Integration	4.4	7.6
Inter-group elimination	(0.1)
Total	$103.3

Cabin Management.  Revenues increased by $100.6 million, or 135.6% over the prior year, due to:

•                  the inclusion of $94.1 million of revenues resulting from our acquisitions of Precision Pattern, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl F. Booth and ERDA in 2000; and

•                  a $6.5 million increase in entertainment and cabin management product revenues reflecting primarily a higher volume of corporate jet production by the aircraft manufacturers.

Specialty Avionics.  Revenues decreased by $1.6 million, or 1.4% from the prior year, due to somewhat lower demand for our commercial aircraft products during the first two quarters of the year.

Systems Integration.  Revenues increased by $4.4 million, or 7.6% over the prior year, due to:

•                  a $3.3 million revenue increase resulting from the inclusion of PATS for an entire twelve months during 2000; and

•                  a $1.1 million increase related to timing differences between when orders are received versus shipped.

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

	Increase (Decrease) From 1999
	Amount	Percent
	(in millions)
Cabin Management	$28.6	94.5%
Specialty Avionics	(2.7)	(7.5)
Systems Integration	11.2	101.5
Inter-group elimination	0.1
Total	$37.2

Cabin Management.  Gross profit increased by $28.6 million, or 94.5% over the prior year, due to:

•                  a $31.4 million increase in gross profit resulting from our 1999 and 2000 acquisitions; offset by

•                  a $1.7 million decrease related to lower margins resulting from higher engineering costs associated with developing new entertainment system products;

•                  a $0.8 million decrease from production startup inefficiencies at a new manufacturing facility; and

•                  a $0.3 million decrease related to product mix.

Specialty Avionics.  Gross profit decreased by $2.7 million, or 7.5% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing and price reductions to several large customers.

Systems Integration.  Gross profit increased by $11.2 million, or 101.5% over the prior year, due to:

•                  a $5.9 million increase due to recording a one time restructuring charge to cost of sales in 1999,

•                  a $2.8 million increase in gross profit resulting from favorable auxiliary fuel tank manufacturing and installation efficiencies achieved;

•                  a $2.1 million increase resulting, in part, from improved operating results subsequent to our 1999 restructuring, which included our exit from the manufacturing business at two of our subsidiaries; and

•                  a $0.4 million reduction in engineering costs attributable to project development incurred in 1999 but not in 2000.

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

	Increase (Decrease) From 1999
	Amount	Percent
	(in millions)
Cabin Management	$7.4	86.5%
Specialty Avionics	(1.1)	(8.3)
Systems Integration	(3.1)	(25.9)
Corporate	2.0	29.7
Total	$5.2

Cabin Management.  SG&A expenses increased by $7.4 million, or 86.5% over the prior year, due to:

•                  the inclusion of $7.5 million related to our 1999 and 2000 acquisitions; and

•                  manufacturing facility startup costs of $0.7 million in 2000; offset by

•                  a $0.8 million decrease in expenses resulting from the consolidation of administrative activities during 2000 of companies we acquired during 1999 and 2000.

Specialty Avionics.  SG&A expenses decreased by $1.1 million, or 8.3% from the prior year, due to reduced selling costs related to lower sales.

Systems Integration.  SG&A expenses decreased by $3.1 million, or 25.9% over the prior year, due to:

•                  a $3.9 million decrease related to 1999 restructuring and asset impairment charges; offset by

•                  a $0.6 million increase in expenses resulting from an increase in engineering project management, and

•                  the inclusion of $0.2 million related to our 1999 acquisition.

Corporate.  SG&A expenses increased by $2.0 million, or 29.7% over the prior year due to increased incentive compensation and spending for sales and marketing programs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $8.0 million, or 41.7%, for the year ended December 31, 2000. The increase results from the inclusion of $4.9 million of depreciation and amortization expense in 2000 from companies we acquired during 1999 and 2000 and additional depreciation resulting from our capital expenditures during the period.

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

	Increase (Decrease) From 1999
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$21.8	90.6%
Specialty Avionics	(0.4)	(1.6)
Systems Integration	4.5	42.2
Corporate	(1.5)	(28.2)
Inter-group elimination	0.1
Total EBITDA	24.5

Depreciation and amortization	(8.0)
Restructuring and asset impairment charges	9.9
Acquisition related charges	1.8
Nonrecurring manufacturing facility startup costs	(0.7)
Other noncash and acquisition related charges	(0.5)
Total operating income	$27.0

Cabin Management.  EBITDA increased by $21.8 million, or 90.6% over the prior year, due to acquisitions and increased volume to support higher production levels of corporate jets.

Specialty Avionics.  EBITDA decreased by $0.4 million, or 1.6% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing.

Systems Integration.  EBITDA increased by $4.5 million, or 42.2% from the prior year, due to:

•                  a $2.2 million increase resulting primarily from favorable auxiliary fuel tank and power unit manufacturing efficiencies; and

•                  a $2.3 million increase resulting, in part, from improved operating results subsequent to our 1999 restructuring, which included our exit from the manufacturing business at two of our subsidiaries.

Corporate.  EBITDA decreased by $1.5 million, or 28.2% over the prior year, due to increased incentive compensation and spending for sales and marketing programs.

Interest expense.  Interest expense increased $13.7 million to $41.6 million for the year ended December 31, 2000, from $27.9 million for the same period last year, due to:

•                  a $13.3 million increase resulting from higher debt levels associated with our acquisition of companies during 1999 and 2000; and

•                  a $0.4 million increase resulting from higher average interest rates charged by our lenders during 2000.

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

Net income (loss).  Net income increased $8.0 million to $3.6 million for the year ended December 31, 2000 compared to a net loss of $4.4 million for the same period last year.

Net income (loss) applicable to common stockholder.  Net income applicable to DeCrane Holdings, our common stockholder, increased $5.7 million to $1.3 million for the year ended December 31, 2000 compared to a net loss of $4.4 million for the same period last year. The net increase is attributable to:

•                  a $8.0 million increase in net income; offset by

•                  a $2.3 million increase in accrued dividends and redemption value accretion resulting from DeCrane Aircraft’s issuance of 16% mandatorily redeemable preferred stock on June 30, 2000.

Bookings.  Bookings increased $107.9 million, or 42.8%, to $360.0 million for the year ended December 31, 2000 compared to $252.1 million for the same period last year. The increase in bookings for 2000 results from:

•                  a $91.8 million increase associated with companies we acquired in 1999 and 2000; and

•                  a $16.1 million increase related to business growth, principally related to our Cabin Management and Specialty Avionics Group’s product lines.

Backlog at end of period.  Backlog increased $22.2 million to $178.3 million as of December 31, 2000 compared to $156.1 million as of December 31, 1999. The increase in backlog for 2000 includes:

•                  $9.6 million attributable to existing order backlog for companies we acquired during 2000; and

•                  a net $12.6 million increase primarily related to our Specialty Avionics and Systems Integration Groups.

Restructuring and Asset Impairment Charges

The following discussion should be read in conjunction with Note 2 accompanying our financial statements included in this report.

2001 Restructuring and Asset Impairment Charges

During the second quarter of 2001, our Cabin Management Group adopted a restructuring plan to realign production programs between its manufacturing facilities. In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital. This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions. This plan primarily affects our Cabin Management and Specialty Avionics Groups.

In connection with these restructuring plans, we recorded nonrecurring pre-tax charges to operations of $28.7 million in 2001, of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of production programs between facilities, severance, lease termination and other related costs. Of this amount, $16.1 million is included in cost of sales and the remaining $12.6 million is included in selling, general and administration expenses.

During 2001, we paid $5.0 million of costs related to this restructuring in cash and a $1.6 million restructuring reserve remains at December 31, 2001 solely for severance, lease termination and other related costs. Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2002 Manufacturing Facilities Consolidation

In late February 2002, we announced we would consolidate the production of two Cabin Management manufacturing facilities into a single facility, resulting in the permanent closure of one additional facility. We have evaluated the carrying value of the long-lived assets related to the facility we are closing and do not expect an asset impairment charge.

We estimate that approximately $1.8 million of nonrecurring costs associated with this decision will be recorded during 2002. In addition, capital expenditures of approximately $2.0 million will be required during 2002 for improvements to the manufacturing facility that will house the combined operations.

1999 Restructuring and Asset Impairment Charges

This Systems Integration Group restructuring was completed in the third quarter of 2000, however, future cash payments will extend beyond this date due to future lease payments on the vacated facility. During 2001, we paid $0.3 million of costs related to this restructuring and a $0.4 million restructuring reserve remains at December 31, 2001 solely for lease termination costs through the lease termination date. Future cash payments will be funded from existing cash balances and internally generated cash from operations. We do not anticipate recording any additional charges relating this restructuring effort.

Liquidity and Capital Resources

We have required cash primarily to fund acquisitions, capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings, capital contributions from DeCrane Holdings and the issuance of preferred stock.

Net cash provided by operating activities was $14.9 million for the year ended December 31, 2001 and consisted of $43.3 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $28.2 million used for working capital, and $0.2 million used to reduce other liabilities. The following factors contributed to the $28.2 million working capital increase:

•                  a $12.0 million inventory increase resulting from longer production lead times and new product development costs, primarily engineering costs, for new cabin interior products and components;

•                    a $5.1 million accounts receivable increase resulting from higher revenues, timing differences relating to progress and final billings on long-term contracts versus the associated collection and the timing of other collections;

•                    a $2.3 million increase in prepaid and other assets; and

•                    an $8.8 million net decrease in accounts payable and accrued expenses.

Net cash used for investing activities was $24.8 million for the year ended December 31, 2001 and consisted of:

•                    $17.1 million of contingent acquisition consideration paid during 2001; and

•                    $11.9 million for capital expenditures; offset by

•                    $3.6 million of cash purchase price reductions received for previously completed acquisitions; and further offset by

•                    $0.6 million of proceeds from the sale of property and equipment, principally an owned manufacturing facility replaced with a larger leased facility.

We anticipate spending approximately $6.0 to $8.0 million for capital expenditures in 2002, which includes approximately $2.0 million for improvements to the manufacturing facility that will house the combined operations of two facilities resulting from the permanent closure of one facility in 2002.

Net cash provided by financing activities was $11.4 million for the year ended December 31, 2001 and, along with cash provided by operations, was used to fund the payment of contingent acquisition consideration and capital expenditures. We obtained these funds by borrowing $19.6 million under our senior credit facility and $2.8 million of other long-term borrowings. We used $10.1 million to make principal payments on our senior term debt, capitalized leases and other debt.

At December 31, 2001, senior credit facility borrowings totaling $287.7 million are at variable interest rates based on defined margins over the current prime or LIBOR rates. At December 31, 2001 we had $81.7 million of working capital and had $25.0 million of borrowings available under our working capital credit facility and $13.0 million available under our acquisition credit facility.

On March 19, 2002, the Company amended certain of the terms of its senior credit facility. The amendment combines the two $25.0 million working capital and acquisitions credit facilities into a single $50.0 million working capital credit facility, increases the prime rate and LIBOR rate margins by 50 basis points, resulting in a range of 2.00% to 3.25% for prime rate borrowings and 3.25% to 4.50% for LIBOR rate borrowings, and amends certain financial covenants, principally through December 31, 2003.

We are being affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath is having a severe adverse impact on the aerospace industry and, in turn, is having an unfavorable impact on portions of our business. In addition, the weakening of global economic conditions is adversely impacting other portions of our business as well. As described in “—Restructuring and Asset Impairment Charges,” we are taking measures to reduce costs and conserve working capital.

Although we cannot be certain, we believe our operating cash flows, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. Our preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.

Allowance for uncollectible accounts receivable.  Accounts receivable are reduced by an allowance for amounts that are deemed uncollectible. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of each of our customers and their payment history. We also provide an allowance based on the age of all receivables for which we have not established a customer-specific allowance. Generally, we do not require collateral or other security to support accounts receivable, however, under certain circumstances, we require deposits or cash-on-delivery terms. While our losses have been within our expectations, a deterioration of our customers’ financial condition may require that we provide additional allowances, reducing our operating income in future periods. Our customers operate in the corporate and commercial aircraft industry throughout the world and are being adversely impacted by the consequences of the September 11th terrorist attack and the further weakening of global economic conditions. Accounts receivable of $61.1 million is reduced by an allowance for uncollectible accounts of $2.6 million as of December 31, 2001.

Work-in-process inventory—deferred program costs.  We incur product development costs, comprised principally of engineering costs, relative to programs and contracts with long production cycles. In accordance with industry practice, we defer these costs in inventory. Program costs are charged to cost of sales over the production cycle of the program. Periodically, we assess the recoverability of the deferred program costs based on existing order backlog and our estimate of future orders. We reduce the deferred program costs to estimated realizable value in the period in which recoverability becomes uncertain. As of December 31, 2001, we have $11.0 million of deferred program costs included in work-in-process inventory.

Allowance for excess and obsolete inventory.  Inventories are reduced by an allowance for estimated excess and obsolete inventory. The allowance is the difference between the cost of the inventory and its estimated market value. Our market value estimates are based upon existing order backlog, our assumptions about market conditions, including future orders and market pricing. While our products are not subject to rapid technological obsolescence, we also consider this factor in determining our market value estimates. If our customers cancel existing orders or actual market conditions, including future orders, are less favorable than we projected, we may provide additional allowances, reducing our gross profit in future periods. Inventories of $93.1 million were reduced by an allowance for excess and obsolete inventory of $6.6 million as of December 31, 2001.

Valuation of long-lived assets, goodwill and intangible assets.  We review long-lived assets, goodwill and other identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant:

•                    underperformance relative to expected future operating results;

•                    changes in the manner of our use of the acquired assets;

•                    changes in our business strategy; or

•                    negative aerospace industry or global economic conditions.

Our impairment review consists of comparing the sum of the expected undiscounted future cash flows resulting from the use of the asset to the carrying value of the assets. When we determine that the carrying value may not be recoverable, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value. We measure fair value based on a projected discounted cash flow method using a discount rate we believe to be commensurate with the risk inherent in our current business model. Net long-lived assets, goodwill and intangible assets amounted to $462.2 million as of December 31, 2001.

As more fully described in “—Recently Issued Accounting Pronouncements” below, we will adopt the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” for our fiscal year beginning January 1, 2002. As a result, we will cease to amortize approximately $342.2 million of goodwill, including the values ascribed to assembled workforces we acquired which are not recognized as an intangible asset apart from goodwill under SFAS No. 141. In lieu of amortization, we are required to perform a transitional impairment review of our goodwill by June 30, 2002 and an annual impairment review thereafter. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

Accounting for income taxes.  As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items, such as amortization of assets and other nondeductible expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our statement of financial position. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance which increases our provision for income taxes in our statement of operations.

We have $14.1 million of deferred tax assets as of December 31, 2001, which includes $9.0 million of federal and state loss carryforwards. Based on our estimates of taxable income by jurisdiction and the periods over which our deferred tax assets will be recoverable, we believe it is more likely than not that we will generate taxable income in future periods sufficient to realize the tax benefit associated with these assets. As a result, we have not established a valuation allowance reducing our deferred tax assets as of December 31, 2001. In the event actual results differ from our estimates or we adjust these estimates in future periods, we would need to establish a valuation allowance in the period such determination is made, which would increase our provision for income taxes.

Revenue and profit recognition under long-term contracts.  Because of relatively long production cycles, a portion of our revenues and profits are recognized under percentage-of-completion method of accounting using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract. We use this method because reasonably accurate estimates of the revenue and costs applicable to the various stages of a contract can be made. Recognized revenues and profits on each contract are subject to revisions as the contract progresses towards completion. Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on uncompleted contracts are fully recognized in the period in which such losses are determined. Approximately 19.2% of our revenues and 17.9% of our gross profit during the year ended December 31, 2001 was recognized under the percentage-of-completion method of accounting.

Litigation.  We evaluate contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” We establish reserves for estimated loss contingencies when it is our assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are charged against income in the period in which different facts or information becomes known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

As described in “Item 3. Legal Proceedings” and Note 12 accompanying our financial statements beginning on page F-1 of this report, we are involved in legal proceedings for which no reserves for estimated loss contingencies has been established as of December 31, 2001. Our current evaluation of these matters is that it is probable we will prevail and therefore are not required to accrue estimated losses in accordance with SFAS No. 5. However, there is a possibility that we may ultimately be required to pay all or a portion of the contingent liabilities related to these matters, which may have an adverse impact on our business, financial position, results of operations or cash flows in future periods.

Restructuring of our businesses.  As described in “—Restructuring and Asset Impairment Charges,” we recorded restructuring and asset impairment charges totaling $28.7 million during 2001 in response to the adverse aerospace industry impact the September 11th terrorist attack and its aftermath and weakening global economic conditions are having on our businesses. These charges are based on our present estimates of the impact these events are having on our businesses and the future recovery of the aerospace industry. Actual results and future recovery could differ from these estimates, potentially resulting in further restructuring and asset impairment charges.

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

We are currently evaluating the impact the new accounting standards will have on our consolidated financial position and results of operations upon adoption on January 1, 2002; there will be no impact on cash flows. While the full, net of tax, impact has yet to be determined, adoption of the new standards will result in the following:

•                    Under the criteria established in SFAS No. 141, the values ascribed to the assembled workforces acquired are not recognized as an intangible asset apart from goodwill. As a result, as of December 31, 2001 the $4,803,000 net book value ascribed to the assembled workforces, which is also net of the related deferred income tax liabilities, will be reclassified to goodwill as of January 1, 2002.

•                                Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If the nonamortization provisions of SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $14,319,000 for the year ended December 31, 2001 would have been eliminated.

We have until June 30, 2002 to complete our transitional impairment testing of goodwill associated with adopting SFAS No. 142 and until March 31, 2002 to complete our transitional impairment testing of other intangible assets. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

SFAS No. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of SFAS No. 143 is required for our fiscal year beginning January 1, 2002 although early application is permitted. We do not expect that the adoption of SFAS No. 143 will have an impact on our business, consolidated financial position, results of operations or cash flows.

SFAS No. 144

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of” and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This aspect of SFAS No. 144 will primarily affect our accounting for intangible assets subject to amortization as well as property and equipment and other long-lived assets.

SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under the provisions of SFAS No. 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation will no longer be recognized.

SFAS No. 144 also supersedes the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

Adoption of SFAS No. 144 is required for our fiscal year beginning January 1, 2002 although early application is permitted. We are currently evaluating the impact this new standard will have on our business, consolidated financial position, results of operations and cash flows.

Common European Currency

We have evaluated, and will continue to evaluate, the effects on our operations of the European Economic Monetary Union conversion to the Euro. We do not expect the introduction and use of the Euro, including our costs to adapt our information systems for this conversion, to be material to our business, financial position, results of operations or cash flows.

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

•                    competition from larger companies;

•                    Federal Aviation Administration prescribed standards and licensing requirements, which apply to many of the products and services we provide;

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

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rates and changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. From time to time we use derivative financial instruments to manage and reduce risks associated with these factors. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  A significant portion of our capital structure is comprised of long-term variable- and fixed-rate debt.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or LIBOR rates. At December 31, 2001, the current prime rate was 4.75% and the current LIBOR rate was 2.10%. Based on $287.7 million of variable-rate debt outstanding as of December 31, 2001, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 3.10% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert an additional $4.5 million variable-rate debt to 4.2% fixed-rate debt until maturity in 2008. The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt. Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate. Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of December 31, 2001, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $93.5 million at December 31, 2001. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and we have subsidiaries with manufacturing facilities in Switzerland and Mexico. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. While we have not entered into any such contracts since 1998, we may do so in the future depending on our assessment of future foreign exchange rate trends.

ITEM 8.	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements, supplementary financial information and financial statement schedules are included in a separate section at the end of this report. The financial statements, supplementary information and schedules are listed in the index on page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information concerning each person who is currently a director or executive officer of DeCrane Aircraft and its parent company, DeCrane Holdings.

Name	Age	DeCrane Aircraft	DeCrane Holdings

R. Jack DeCrane *	55	Director and Chief Executive Officer	Vice Chairman of the Board of Directors
Richard J. Kaplan	59	Director and Senior Vice President, Chief Financial Officer, Secretary and Treasurer	Assistant Secretary and Assistant Treasurer (chief accounting officer)
Robert G. Martin	64	Senior Vice President and Group President	—
Jeffrey A. Nerland	44	Senior Vice President and Group President	—
Jeffrey F. Smith	41	Senior Vice President and Group President	—
Thompson Dean	43	Chairman of the Board of Directors	Chairman of the Board of Directors and President
John F. Fort, III *	60	Director	Director
Susan C. Schnabel *	40	Director	Director

*                             Member of DeCrane Holding’s Compensation Committee.

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

Jeffrey A. Nerland has been our Senior Vice President and President of the Cabin Management Group since December 2001. From January 1999 until December 2001, Mr. Nerland served as Vice President, Business Development, and was appointed Senior Vice President in March 2001. From July 1994 through December 1998, he was President of The Nerland Group and a partner with Budetti, Harrison, Nerland and Associates, a consulting and interim management firm. Previously, Mr. Nerland was a director with Kibel, Green Inc., a consulting firm.

Jeffrey F. Smith has been our Senior Vice President and President of the Specialty Avionics Group since October 1999 and President of Avtech since we acquired it in June 1998. Previously, he has served in various capacities with Avtech since 1989.

Thompson Dean has been the Managing Partner of DLJ Merchant Banking, Inc. since November 1995. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking, Inc. and its predecessor. In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking, Inc. became an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group. Mr. Dean serves as a director of AKI Holding Corp., Amatek Holdings S.A., Arcade Holding Corporation, Formica Corporation, Insilco Holdings Co., Manufacturers’ Services Limited, Mueller Holdings, Inc., and Von Hoffman Holdings, Inc. He became a director in 1998.

John F. Fort, III serves as a director of Insilco Holdings Co., Manufacturers’ Services Limited, Mueller Holdings, Inc., Roper Industries, Inc., Thermadyne Holdings Corporation and Tyco International Ltd. He became a director in 1998.

Susan C. Schnabel has been a Managing Director of DLJ Merchant Banking, Inc. since January 1998. In 1997, she served as Chief Financial Officer of PETsMART, a specialty retailer of pet products and supplies. From 1990 to 1996, Ms. Schnabel was with Donaldson, Lufkin & Jenrette Securities Corporation, where she became a Managing Director in 1996. In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group. Ms. Schnabel serves as a director of Environmental Systems Products Holdings, Inc., Shoppers Drug Mart, Inc. and Noveon, Inc. She became a director in 1998.

Selection of Directors and Term of Office

DLJ Merchant Banking Partners II, L.P. is entitled to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft as described in “Item 13. Certain Relationships and Related Transactions—Investors’ Agreement.” At least one of such directors selected by DLJ Merchant Banking on each board must be an independent director. Mr. Fort is an independent director. All directors hold office until their successor is designated and qualified.

ITEM 11.                                  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the years ended December 31, 2001, 2000 and 1999.

		Annual Compensation		All Other Compensation
Name	Year	Salary	Bonus	Securities Underlying Options (1)	Other (2)
R. Jack DeCrane (3)	2001	$352,906	$1,290,000	—	$15,741
Chief Executive Officer and Director	2000	341,381	1,100,000	2,981	48,979
	1999	334,791	700,000	106,877	25,570
Richard J. Kaplan (4)	2001	213,531	470,000	—	5,809
Senior Vice President and Director	2000	207,293	400,000	4,093	25,721
	1999	158,333	258,000	28,669	4,556
Robert G. Martin (5)	2001	222,789	403,639	—	6,275
Senior Vice President	2000	216,300	384,000	3,229	5,100
	1999	187,500	209,000	17,813	—
Jeffrey A. Nerland (6)	2001	191,794	290,000	—	5,541
Senior Vice President	2000	185,338	250,000	5,344	5,024
	1999	160,000	181,000	10,688	2,217
Jeffrey F. Smith (7)	2001	212,003	490,000	—	5,250
Senior Vice President	2000	206,063	249,000	3,000	5,250
	1999	179,347	130,000	18,272	5,080

(1)                      Number of shares of common stock of DeCrane Holdings issuable upon exercise of options granted pursuant to our management incentive plan during the last fiscal year.

(2)                      Comprised of relocation costs, life insurance premiums and matching contributions to the 401(k) Retirement Plan.

(3)                      Mr. DeCrane also serves as Vice Chairman of the Board of Directors of DeCrane Holdings.

(4)                      Mr. Kaplan joined DeCrane Aircraft as Senior Vice President on March 15, 1999. Mr. Kaplan also serves as Assistant Secretary, Assistant Treasurer and chief accounting officer of DeCrane Holdings.

(5)                      Mr. Martin served as President Aerospace Display Systems from September 1996 through October 1999. Mr. Martin has been President of PATS since we acquired it in January 1999, and became our Senior Vice President and Group President of Systems Integration in October 1999.

(6)                      Mr. Nerland served as Vice President, Business Development, from January 1999 through December 2001 and was appointed Senior Vice President in March 2001. In December 2001, Mr. Nerland became our President of the Cabin Management Group.

(7)                      Mr. Smith has been our Senior Vice President and President of the Specialty Avionics Group since October 1999. Prior to October 1999, Mr. Smith was President of our Avtech subsidiary.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2001, no options to purchase shares of DeCrane Holdings common stock were granted pursuant to the management incentive plan. See “—Employment Agreements and Compensation Arrangements — Incentive Plans.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by our executive officers during the year ended December 31, 2001. The following tables sets forth information about the stock options held by the executive officers named below as of December 31, 2001.

Name	Number of Securities Underlying Unexercised Options Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) Exercisable / Unexercisable
R. Jack DeCrane	36,253 / 73,605	$145,012 / 294,420
Richard J. Kaplan	10,812 / 21,950	39,360 / 79,904
Robert G. Martin	6,944 / 14,098	23,816 / 48,352
Jeffrey A. Nerland	5,291 / 10,741	14,564 / 29,564
Jeffrey F. Smith	7,019 / 14,253	24,116 / 48,972

(1)                      Computed based on a common stock share price of $27.00 per share as of December 31, 2001, the measuring date.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors makes decisions regarding officer compensation. Jack DeCrane, chief executive officer of DeCrane Aircraft, participates in those discussions as a member of the Committee.

Employment Agreements and Compensation Arrangements

R. Jack DeCrane

On July 17, 1998, the Compensation Committee of our Board of Directors approved a three-year employment agreement between DeCrane Aircraft and R. Jack DeCrane, replacing his prior employment agreement that was to expire on September 1, 1998. Mr. DeCrane’s employment agreement was amended on May 5, 2000 to provide for a term through June 30, 2001, which term shall automatically extend for additional one year periods unless terminated by either party giving the other party notice of termination prior to April 1st of the year prior to the year in which the agreement would otherwise terminate. Mr. DeCrane’s employment agreement provides for various benefits, including an initial salary of $310,000, which is subject to annual review and increase, but not a decrease, and an annual bonus, currently determined pursuant to the performance-based cash incentive bonus plan.

The employment agreement also provides that if specified change-of-control events occur, and Mr. DeCrane’s employment is terminated by us for any reason other than for cause or as a result of his death or disability, or by Mr. DeCrane for “good reason,” as defined in the agreement, then we will pay Mr. DeCrane a lump sum in cash within fifteen days. The amount of that payment will be $1.00 less than three times the sum of Mr. DeCrane’s average base salary plus bonus for the five calendar years preceding his termination date and accrued but unpaid salary and bonus through the termination date. Mr. DeCrane will also receive other specified benefits, including continued coverage under our welfare plans for up to two years; a lump sum payment in cash equal to any unvested portions of our contributions to him under specified savings plans, plus two times the amount of our annual contributions on his behalf to those plans; a lump sum payment in cash equal to our matching contributions under those savings plans that Mr. DeCrane would have received had he continued maximum participation in the plans until the earlier of two years following his termination and December 31 of the year he turns 65, plus the vested and unvested amounts credited to him under any of our deferred compensation plans and the amount required to be credited during the year of his termination; and outplacement consulting services to aid Mr. DeCrane with re-employment. We will reduce these payments to the extent necessary to ensure deductibility for tax purposes.

Robert G. Martin

We entered into an employment agreement with Robert G. Martin, Senior Vice President of DeCrane Aircraft and President of the Systems Integration Group on September 10, 1999, amending his prior employment agreement dated September 19, 1996. Mr. Martin’s employment agreement provides for an annual salary of $210,000 and an annual bonus determined pursuant to the performance-based cash incentive bonus plan. Mr. Martin’s employment agreement expired on December 31, 2001 and has not been replaced.

Jeffrey F. Smith

We entered into an employment agreement with Jeffrey F. Smith, Vice President and General Manager of our Avtech subsidiary, on June 26, 1998. Mr. Smith’s employment agreement provided for an annual salary, initially in the amount of $145,000 and an annual bonus currently determined pursuant to the performance-based cash incentive bonus plan. Mr. Smith’s employment agreement expired on June 30, 2000 and has not been replaced.

Change of Control Agreements

In September 2000, we entered into change of control agreements with each of our executive officers, other than Mr. DeCrane, whose above described employment agreement contains provisions concerning change of control. The agreements provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer’s employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability, DeCrane Aircraft is required to pay such executive his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

401(k) Retirement Plan

Substantially all of our full-time employees are eligible to participate in one of the 401(k) retirement plans we sponsor. The 401(k) plans allow employees as participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, as a retirement fund. The plans generally provide for us to match a percentage of the employee contribution up to a specified percentage of the employee’s salary. The full amount vested in a participant’s account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

Incentive Plans

Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries. The Compensation Committee of the Board of Directors administers the management incentive plan. The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009. Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria. At December 31, 2001, 33% of most of the options granted are vested and exercisable. We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

From time-to-time, we have permitted designated executive personnel and other key employees to purchase shares of common stock of DeCrane Holdings, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. This arrangement was made available to persons and in amounts determined by the Compensation Committee of the Board of Directors. In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share. The total purchase price was $3.9 million, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates. During 2000, an additional 19,707 shares of DeCrane Holdings common stock was purchased by employees at $23.00 per share, which was paid in cash.

Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and certain other employees of DeCrane Aircraft and its subsidiaries. The bonus pool for participants will be adjusted upwards or downwards each year based on EBITDA and cash flow, as defined, generated by the relevant participant’s operating unit. Bonus payments will be made in the quarter following the end of the year or period to which they relate.

Deferred Compensation Plan

We have a deferred compensation plan in which certain designated executive officers and key employees are permitted to defer a portion of their compensation earned. The Company invests amounts deferred and participants are fully vested in the amounts representing the fair market value of their investment accounts. We make no contributions on behalf of the participants and the invested assets are subject to the claims of our general creditors.

Directors’ Compensation

The directors of DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors of DeCrane Aircraft or committees thereof. However, John F. Fort, III, an independent director not affiliated with any investor in DeCrane Holdings, receives a director’s fee of $25,000 per year. In addition, the Board of Directors of DeCrane Holdings authorized the issuance of options to purchase 7,500 shares of DeCrane Holdings common stock to Mr. Fort under the same terms as the management incentive plan. See “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others — Transactions During 2001 and 2002” for additional information. Also, Mr. Fort is reimbursed for out-of-pocket expenses. We expect to continue these policies.

ITEM 12.                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

DeCrane Aircraft

As of February 28, 2002, DeCrane Aircraft has the following securities issued and outstanding:

•                    100 shares of common stock, which are owned by one stockholder; and

•                    250,000 shares of non-voting 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, which are owned by nine stockholders.

The following table sets forth the beneficial ownership of DeCrane Aircraft’s voting and non-voting securities as of February 28, 2002 by its principal owners and its executive officers and directors.

	Common Stock (2)		16% Senior Redeemable Preferred Stock
Name of Beneficial Owner (1)	Number of Shares, Partially Diluted	Percentage	Number of Shares	Percentage
DeCrane Holdings Co.	100	100.0%	—	—
c/o DLJ Merchant Banking Partners II, L.P. Eleven Madison Avenue, New York, NY 10010
DLJ Merchant Banking Partners II, L.P. affiliates (3)	—	—	200,000	80.0%
Eleven Madison Avenue, New York, NY 10010
Thompson Dean (4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010
Susan C. Schnabel (4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010
Putnam Investment Management, Inc. and affiliates (5)	—	—	50,000	20.0%
One Post Office Square, Boston, MA 02109
John F. Fort, III	—	—	—	—
R. Jack DeCrane	—	—	—	—
Richard J. Kaplan	—	—	—	—
Robert G. Martin	—	—	—	—
Jeffrey A. Nerland	—	—	—	—
Jeffrey A. Smith	—	—	—	—
All directors and named executive officers as a group (eight persons)	—	—	—	—

(1)                      Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                      The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules. The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from February 28, 2002.

(3)                      Reflects preferred stock held by the following investors affiliated with DLJ Merchant Banking Partners II, L.P.:

• DLJ Investment Partners, L.P.	• DLJIP II Holdings, L.P.
• DLJ Investment Partners II, L.P.

The address of each of the investors is Eleven Madison Avenue, New York, New York 10010.

(4)                      Mr. Dean and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P and directors of DeCrane Holdings Co. The DLJ entities are affiliates of, and commonly collectively referred to as, Credit Suisse First Boston. See “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others” for additional information. The share data shown for these individuals excludes shares shown as held by the DLJ affiliates and DeCrane Holdings Co. separately listed in this table; Mr. Dean and Ms. Schnabel disclaim beneficial ownership of those shares.

(5)                      Reflects preferred stock held by the following investors related to Putnam Investment Management, Inc.:

• Putnam Diversified Income Trust	• Putnam High Yield Trust
• Putnam Fund Trust — Putnam High Yield Trust II	• Putnam Strategic Income Fund
• Putnam High Yield Advantage Fund	• Putnam Variable Trust — Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

DeCrane Holdings

As of February 28, 2002, DeCrane Holdings has the following securities issued and outstanding:

•                    3,895,531 shares of common stock, which is owned by 35 stockholders; and

•                    342,417 shares of non-voting 14% Senior Redeemable Exchangeable Preferred Stock Due 2009, which is owned by 18 stockholders.

The following table sets forth the beneficial ownership of DeCrane Holdings’ voting and non-voting securities as of February 28, 2002 by its principal owners and its executive officers and directors.

	Common Stock (2)		14% Senior Redeemable Preferred Stock
Name of Beneficial Owner (1)	Number of Shares, Partially Diluted	Percentage	Number of Shares	Percentage
DLJ Merchant Banking Partners II, L.P. and affiliates (3)	3,962,138	94.8%	340,000	99.3%
Eleven Madison Avenue, New York, NY 10010
Thompson Dean (4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010
Susan C. Schnabel (4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010
Putnam Investment Management, Inc. and affiliates (5)	27,871	*	—	—
One Post Office Square, Boston, MA 02109
John F. Fort, III (6)	5,927	*	—	—
R. Jack DeCrane (7)	95,755	2.4%	—	—
Richard J. Kaplan (8)	33,698	*	—	—
Robert G. Martin (9)	11,520	*	—	—
Jeffrey A. Nerland (10)	12,156	*	—	—
Jeffrey A. Smith (11)	16,173	*	—	—
All directors and named executive officers as a group (eight persons)	175,229	4.4%	—	—

*                             Less than 1.0%

(1)                      Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                      The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules. The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from February 28, 2002.

(3)                      Reflects 3,695,652 shares of common stock, warrants to purchase an additional 266,486 shares of common stock and preferred stock held directly by DLJ Merchant Banking Partners II, L.P. and the following affiliated investors:

• DLJ Diversified Partners, L.P.	• DLJ Merchant Banking Partners II-A, L.P.
• DLJ Diversified Partners-A, L.P.	• DLJ Millennium Partners, L.P.
• DLJ EAB Partners, L.P.	• DLJ Millennium Partners-A, L.P.
• DLJ ESC II, L.P.	• DLJ Offshore Partners II, C.V.
• DLJ First ESC L.P.	• DLJIP II Holdings, L.P.
• DLJ Investment Partners, L.P.	• DLJMB Funding II, Inc.
• DLJ Investment Partners II, L.P.	• UK Investment Plan 1997 Partners, Inc.

The address of each of the investors is Eleven Madison Avenue, New York, New York 10010.

(4)                      Mr. Dean and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P and directors of DeCrane Aircraft. The DLJ entities are affiliates of, and commonly collectively referred to as, Credit Suisse First Boston. See “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others” for additional information. The share data shown for these individuals excludes shares shown as held by the DLJ affiliates separately listed in this table; Mr. Dean and Ms. Schnabel disclaim beneficial ownership of those shares.

(5)                      Reflects warrants to purchase shares of common stock held by the following investors related to Putnam Investment Management, Inc.:

• Putnam Diversified Income Trust	• Putnam High Yield Trust
• Putnam Fund Trust — Putnam High Yield Trust II	• Putnam Strategic Income Fund
• Putnam High Yield Advantage Fund	• Putnam Variable Trust — Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

(6)                      Includes 4,927 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

(7)                      Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

(8)                      Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

(9)                      Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

(10)                Includes 5,291 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

(11)                Includes 7,019 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from February 28, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Management Incentive Stock Option Plan, which is an equity compensation plan approved by our stockholders, is described in Note 14 accompanying our financial statements included in this report.

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

Arrangements With Other CSFB / DLJ Affiliates

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior bank credit facility. Credit Suisse First Boston Corporation, referred to herein as CSFB Corporation and formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, is the sole market-maker for our senior subordinated notes. In addition, DeCrane Aircraft is obligated to pay CSFB Corporation an annual advisory fee of $300,000 until 2003. We may from time to time enter into other investment banking relationships with CSFB Corporation or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith. We expect that any such arrangement will include provisions for the indemnification of CSFB Corporation against liabilities, including liabilities under the federal securities laws.

Investors’ Agreement

Investors owing 96.6% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, dated October 6, 2000. The investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement. The agreement provides that:

•                  The parties to the agreement shall vote their shares to cause DLJ Merchant Banking Partners, II, L.P. to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft and at least one of such directors on each board shall be an independent director.

•                  Transfers of the shares by the parties to the agreement are restricted.

•                  Parties to the agreement may participate in some specific kinds of sales of shares by DLJ affiliates.

•                  DLJ affiliates may require the other parties to the agreement to sell shares of DeCrane Holdings’ common stock in some cases should the DLJ affiliates choose to sell any such shares owned by them.

•                  The DLJ affiliates may request six demand registrations with respect to all or any of the DeCrane Holdings common stock, preferred stock and Class A warrants to purchase 155,000 common shares held by those affiliates, which are immediately exercisable subject to customary deferral and cutback provisions.

•                  The holders of Class B warrants to purchase 139,357 shares of DeCrane Holdings common stock may request two demand registrations together with all or any common stock held by them, which are immediately exercisable subject to customary deferral and cutback provisions.

•                  The parties to the agreement are entitled to unlimited piggyback registration rights, subject to customary cutback provisions, and excluding registrations of shares issuable in connection with any employee stock options, employee benefit plan or an acquisition.

•                  DeCrane Holdings will indemnify the stockholders against some liabilities and expenses, including liabilities under the Securities Act.

•                  Any person acquiring shares of common stock or preferred stock who is required by the terms of the Investors’ Agreement or any employment agreement or stock purchase, option, stock option or other compensation plan to become a party thereto shall execute an agreement to become bound by the Investors’ Agreement.

Each DeCrane Holdings’ Class A Warrant entitles the holder to purchase one share of common stock at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The warrants are exercisable at any time prior to 5:00 p.m. New York City time on August 28, 2009, subject to applicable federal and state securities laws.

Each DeCrane Holdings’ Class B Warrant entitles the holder to purchase one share of common stock at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The warrants are exercisable at any time prior to 5:00 p.m. New York City time on June 30, 2010, subject to applicable federal and state securities laws.

Transactions During 2001 and 2002

Securities and Exchange Commission rules require we briefly describe transactions, or series of similar transactions, with specified persons (as defined in the rules) and involving amounts exceeding $60,000, which have occurred since January 1, 2001, the beginning of our most recent fiscal year. These transactions are briefly described below and are also described in the notes accompanying our financial statements included in this report.

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., received customary fees and reimbursement of expenses in connection with the flowing transactions:

•                  During 2001 DeCrane Aircraft amended its senior credit facility and borrowed an additional $20.0 million of term debt; and

•                  In March 2002, DeCrane Aircraft further amended the terms of its senior credit facility.

In addition, CSFB Corporation receives a $300,000 annual advisory fee and, in January 2002, Mr. Fort was granted additional options to purchase 7,500 common shares at $27.00 per share under the same terms as the management incentive plan.

Indebtedness of Executive Officers and Directors

The following table sets forth all indebtedness owed to us by our executive officers and directors that individually exceeds $60,000 as required by Securities and Exchange Commission rules. All indebtedness set forth below results from purchases of DeCrane Holdings common stock and is payable to DeCrane Aircraft. The indebtedness, plus accrued interest, is payable upon the sale of the DeCrane Holdings stock held as collateral for each of the loans. See “Item 10. Directors and Executive Officers of the Registrant” for information regarding each individual’s relationship with DeCrane Aircraft and DeCrane Holdings.

	Number of Shares Held as Collateral (1)		Total Indebtedness to DeCrane Aircraft as of December 31, 2001
Name		Interest Rate (2)	Principal (3)	Accrued Interest (4)	Total (5)

R. Jack DeCrane	56,521	5.74%	$649,991	$78,018	$728,009
Richard J. Kaplan	21,739	5.74	249,998	30,007	280,005
Jeffrey A. Nerland	6,521	5.74	74,991	9,001	83,992
Jeffrey F. Smith	8,695	5.74	99,992	12,002	111,994

(1)                      Reflects the number of shares of DeCrane Holdings common stock held by DeCrane Aircraft as collateral for the loans.

(2)                      Reflects the applicable federal rate of interest charged on the loans. Interest is compounded annually.

(3)                      Reflects the original principal amount of the loans.

(4)                      Reflects accrued interest payable through December 31, 2001.

(5)                      Reflects the maximum amount of indebtedness during the year ended December 31, 2001.

PART IV

ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

List of Documents Filed as Part of this Report

1.         Financial Statements

Our consolidated financial statements filed with this report are included in a separate section at the end of this report and are listed in an index on page F-1.

2.         Financial Statement Schedules

Our consolidated financial statement schedules filed with this report are included in a separate section at the end of this report and are listed in an index on page F-1.

3.         Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Filing Reference	Exhibit Description
3.2.1	(1)	Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.

3.2.1.1	(15)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001

3.2.2	(1)	Bylaws of DeCrane Aircraft Holdings, Inc.

3.3.1	(10)	Certificate of Formation and Certificate of Merger of Aerospace Display Systems, LLC

3.3.2	(10)	Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC

3.4.1	(1)	Articles of Incorporation of Audio International, Inc.

3.4.2	(1)	Amended & Restated Bylaws of Audio International, Inc.

3.5.1	(1)	Articles of Incorporation of Avtech Corporation

3.5.2	(1)	Bylaws of Avtech Corporation

3.7.1	*	Certificate of Formation and Certificate of Merger of Dettmers Industries, LLC

3.7.2	*	Limited Liability Company Operating Agreement of Dettmers Industries, LLC

3.10.1	(1)	Articles of Incorporation of Hollingsead International, Inc.

3.10.2	(1)	Bylaws of Hollingsead International Inc.

3.11.1	(1)	Articles of Incorporation of Tri-Star Electronics International, Inc.

3.11.2	(1)	Bylaws of Tri-Star Electronics International, Inc.

3.12.1	(1)	Articles of Incorporation of PATS, Inc.

3.12.2	(1)	Bylaws of PATS, Inc.

3.12.3	(1)	Amendment to Articles of Incorporation of PATS, Inc.

3.12.4	(1)	Amendment to Bylaws of PATS, Inc.

Exhibit Number	Filing Reference	Exhibit Description
3.17.1	(3)	Articles of Incorporation of PPI Holdings, Inc.

3.17.2	(3)	Bylaws of PPI Holdings, Inc.

3.18.1	(3)	Articles of Incorporation of Precision Pattern, Inc.

3.18.2	(3)	Bylaws of Precision Pattern, Inc.

3.19.1	(10)	Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC

3.19.2	(10)	Limited Liability Company Operating Agreement for Custom Woodwork & Plastics, LLC

3.20.1	(4)	Articles of Incorporation of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.20.1.1	*	Certificate of Amendment of Articles of Incorporation of PCI Acquisition Co., Inc. (changing its name to PCI Newco, Inc.)

3.20.2	(4)	Bylaws of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.22.1	(5)	Articles of Incorporation DAH-IP Holdings, Inc.

3.22.2	(5)	Bylaws of DAH-IP Holdings, Inc.

3.23.1	(5)	Articles of Incorporation of DAH-IP Infinity, Inc.

3.23.2	(5)	Bylaws of DAH-IP Infinity, Inc.

3.24.1	(5)	Certificate of Limited Partnership of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.)

3.24.1.1	*	Certificate of Amendment of the Certificate of Limited Partnership of DAH-IP Acquisition Co., L.P. (changing its name to The Infinity Partners, LTD.)

3.24.2	(5)

Limited Partnership Agreement of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) among DAH-IP Holdings, Inc., the General Partner, and DeCrane Aircraft Holdings, Inc., the Limited Partner

3.24.3	(5)	Assignment of Partnership Interest in The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) by DeCrane Aircraft Holdings, Inc. to DAH-IP Infinity, Inc.

3.25.1	(8)	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC

3.25.2	(8)	Limited Liability Company Agreement of Carl F. Booth & Co., LLC

3.26.1	(10)	Restated Articles of Incorporation of ERDA, Inc.

3.26.2	(10)	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)

3.27.1	(12)	Articles of Incorporation of Coltech, Inc.

3.27.2	(12)	Bylaws of Coltech, Inc.

3.29.1	(13)	Certificate of Limited Partnership of DeCrane Aircraft Furniture Co., LP

3.29.2	(13)	Limited Partnership Agreement of DeCrane Aircraft Furniture Co., LP

4.1	(1)	Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company

4.1.1	(1)	Supplemental Indenture dated January 22, 1999 among PATS, Inc. and its subsidiaries, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

Exhibit Number	Filing Reference	Exhibit Description
4.1.2	(2)	Supplemental Indenture to be dated April 23, 1999 among PPI Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.3	(12)

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

Exhibit Number	Filing Reference	Exhibit Description
10.1	(10)	Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein

10.2	(12)	Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein

10.5	(1)	Tax Sharing Agreement dated March 15, 1993 between DeCrane Aircraft and several subsidiaries

10.6 **	(1)	Employment Agreement dated July 17, 1998 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.6.1 **	(13)	First Amendment to Employment Agreement dated May 5, 2000 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.7 **	(1)	401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln National Life Insurance Company

10.8	(1)	Form of Subscription Agreement for DeCrane Holdings Co. common and preferred stock by certain members of Global Technology Partners LLC

10.10	(1)	Credit Agreement dated August 28, 1998 by and among DeCrane Aircraft Holdings, Inc. (successor by merger to DeCrane Finance Co.) and DLJ Capital Funding, Inc.

10.10.1	(1)	First Amendment to Credit Agreement dated January 22, 1999

10.10.2	(6)

Second Amended and Restated Credit Agreement dated as of December 17, 1999 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.3	(9)

Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.3.1	(12)

First Amendment to the Third Amended and Restated Credit Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.4	(14)

Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000

10.10.5	*

Second Amendment to the Third Amended and Restated Credit Agreement dated as of March 19, 2002 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.19 **	(5)	Amended Management Incentive Stock Option Plan

10.20 **	(5)	Amended Stock Subscription Agreement

10.21 **	(5)	Amended Incentive Bonus Plan

Exhibit Number	Filing Reference	Exhibit Description
10.22 **	(7)	Executive Deferred Compensation Plan

10.23.3 **	(13)	Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Richard J. Kaplan

10.23.5 **	(13)	Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Robert G. Martin

10.23.7 **	(13)	Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Jeffrey A. Nerland

10.23.8 **	(13)	Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Jeffrey F. Smith

12.1	*	Computation of Earnings to Fixed Charges Ratios

21.1	*	List of Subsidiaries of Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP

99.1	(13)	Unaudited Pro Forma Financial Data for the year ended December 31, 2000

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

(9)                       Filed as an exhibit to our Form 8-K (Amendment No. 1) dated May 11, 2000 filed with the Commission on June 16, 2000.

(10)                 Filed as an exhibit to our Form 8-K (Amendment No. 1) dated June 30, 2000 filed with the Commission on August 2, 2000.

(11)                 Filed as an exhibit to our Form 10-Q dated June 30, 2000 filed with the Commission on August 14, 2000.

(12)                 Filed as an exhibit to our Form 10-Q dated September 30, 2000 filed with the Commission on November 14, 2000.

(13)                 Filed as an exhibit to our Form 10-K dated December 31, 2000 filed with the Commission on March 30, 2001.

(14)                 Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001.

(15)                 Filed as an exhibit to our Form 10-Q dated September 30, 2001 filed with the Commission on November 13, 2001.

            Reports of Form 8-K Filed During the Quarter Ended December 31, 2001

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

By:	/s/ R. Jack DeCrane	By:	/s/ Richard J. Kaplan
	R. Jack DeCrane		Richard J. Kaplan
	Chief Executive Officer		Senior Vice President, Chief Financial
Officer, Secretary and Treasurer

Date:	March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thompson Dean	By:	/s/ R. Jack DeCrane
	Thompson Dean		R. Jack DeCrane
	Chairman of the Board of Directors		Director

By:	/s/ John F. Fort, III	By:	/s/ Richard J. Kaplan
	John F. Fort, III		Richard J. Kaplan
	Director		Director

By:	/s/ Susan C. Schnabel
Susan C. Schnabel
Director

Date:	March 26, 2002

Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Supplementary Financial Information
Selected Quarter Financial Data (Unaudited)

Consolidated Financial Statement Schedules
For the years ended December 31, 2001, 2000 and 1999:
II — Valuation and Qualifying Accounts

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholder of

DeCrane Aircraft Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 1, 2002, except for Note 18,

which is as of March 19, 2002

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$9,794	$8,199
Accounts receivable, net	58,451	53,830
Inventories	86,498	86,696
Deferred income taxes	14,063	15,090
Prepaid expenses and other current assets	2,559	1,366
Total current assets	171,365	165,181

Property and equipment, net	61,073	59,491
Other assets, principally intangibles, net	413,273	439,582
Total assets	$645,711	$664,254

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$13,899	$9,289
Accounts payable	19,051	20,304
Accrued liabilities	56,626	74,190
Income taxes payable	133	—
Total current liabilities	89,709	103,783

Long-term debt	386,351	373,990
Deferred income taxes	33,597	37,013
Other long-term liabilities	7,438	6,534

Commitments and contingencies (Note 12)

Mandatorily redeemable preferred stock	28,240	23,179

Stockholder’s equity:
Common stock, $.01 par value, 1,000 and 35,000,000 shares authorized as of December 31, 2001 and 2000, respectively; 100 shares issued and outstanding as of December 31, 2001 and 2000	—	—
Additional paid-in capital	122,469	127,315
Notes receivable for shares sold	(2,668)	(2,552)
Accumulated deficit	(17,323)	(3,321)
Accumulated other comprehensive loss	(2,102)	(1,687)
Total stockholder’s equity	100,376	119,755
Total liabilities and stockholder’s equity	$645,711	$664,254

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2001	2000	1999

Revenues	$395,352	$347,379	$244,048
Cost of sales	279,681	232,048	165,871

Gross profit	115,671	115,331	78,177

Operating expenses:
Selling, general and administrative expenses	68,517	45,394	40,157
Amortization of intangible assets	19,920	17,948	13,073
Total operating expenses	88,437	63,342	53,230

Income from operations	27,234	51,989	24,947

Other expenses:
Interest expense	39,001	41,623	27,918
Other expenses, net	1,047	482	447

Income (loss) before provision for income taxes	(12,814)	9,884	(3,418)
Provision for income taxes	1,188	6,282	952

Net income (loss)	(14,002)	3,602	(4,370)

Accrued preferred stock dividends	(4,593)	(2,040)	—
Preferred stock redemption value accretion	(468)	(234)	—

Net income (loss) applicable to common stockholder	$(19,063)	$1,328	$(4,370)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Notes Receivable For	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares Sold	Deficit	Loss	Total

Balance, December 31, 1998	100	$—	$100,200	$—	$(2,553)	$274	$97,921
Comprehensive income (loss):
Net loss	—	—	—	—	(4,370)	—	(4,370)
Translation adjustment	—	—	—	—	—	(1,800)	(1,800)
							(6,170)
Capital contributions and related notes receivable issued in connection with shares sold	—	—	16,815	(2,447)	—	—	14,368
Compensatory stock option expense	—	—	143	—	—	—	143
Notes receivable interest accrued	—	—	—	(21)	—	—	(21)
Balance, December 31, 1999	100	—	117,158	(2,468)	(6,923)	(1,526)	106,241
Comprehensive income (loss):
Net income	—	—	—	—	3,602	—	3,602
Translation adjustment	—	—	—	—	—	(161)	(161)
							3,441
Capital contribution, net of common stock repurchased	—	—	7,851	51	—	—	7,902
Value of warrants issued with sale of preferred stock	—	—	4,019	—	—	—	4,019
Accrued preferred stock dividends	—	—	(2,040)	—	—	—	(2,040)
Preferred stock redemption value accretion	—	—	(234)	—	—	—	(234)
Compensatory stock option expense	—	—	561	—	—	—	561
Notes receivable interest accrued	—	—	—	(135)	—	—	(135)
Balance, December 31, 2000	100	—	127,315	(2,552)	(3,321)	(1,687)	119,755
Comprehensive income (loss):
Net loss	—	—	—	—	(14,002)	—	(14,002)
Translation adjustment	—	—	—	—	—	(327)	(327)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(88)	(88)
							(14,417)
Accrued preferred stock dividends	—	—	(4,593)	—	—	—	(4,593)
Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)
Compensatory stock option expense	—	—	215	—	—	—	215
Notes receivable interest accrued	—	—	—	(116)	—	—	(116)
Balance, December 31, 2001	100	$—	$122,469	$(2,668)	$(17,323)	$(2,102)	$100,376

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(14,002)	$3,602	$(4,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,594	29,445	20,817
Noncash portion of restructuring and asset impairment charges	22,058	—	7,242
Deferred income taxes	(37)	5,121	(380)
Other, net	689	773	132
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(5,085)	1,036	(3,736)
Inventories	(11,990)	(14,321)	(11,243)
Prepaid expenses and other assets	(2,278)	2,048	96
Accounts payable	(1,248)	2,259	3,754
Accrued liabilities	(7,615)	(12,973)	3,703
Income taxes payable	64	583	862
Other long-term liabilities	(221)	(790)	(1,677)
Net cash provided by operating activities	14,929	16,783	15,200

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,529)	(89,546)	(145,706)
Capital expenditures	(11,899)	(22,689)	(7,262)
Other, net	636	71	194
Net cash used for investing activities	(24,792)	(112,164)	(152,774)

Cash flows from financing activities:
Senior term debt borrowings	20,000	55,000	135,000
Senior revolving line of credit borrowings (repayments), net	(400)	12,400	(5,800)
Proceeds from sale of preferred stock and warrants	—	24,924	—
Capital contribution	—	7,902	14,368
Customer advance and other borrowings	2,797	3,451	5,000
Principal payments on term debt, capitalized leases and other debt	(10,076)	(5,824)	(1,953)
Deferred financing costs	(767)	(1,900)	(4,348)
Other, net	(157)	(297)	(215)
Net cash provided by financing activities	11,397	95,656	142,052

Effect of foreign currency translation on cash	61	6	(78)

Net increase in cash and cash equivalents	1,595	281	4,400
Cash and cash equivalents at beginning of period	8,199	7,918	3,518
Cash and cash equivalents at end of period	$9,794	$8,199	$7,918

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.           Summary of Significant Accounting Policies

Description of the Business

DeCrane Aircraft Holdings, Inc. and subsidiaries (the “Company” or “DeCrane Aircraft”) is a leading provider of integrated assemblies, sub-assemblies and component parts to the aerospace industry. The Company’s businesses are organized into three separate operating groups: Cabin Management, Specialty Avionics and Systems Integration. The Company is a wholly-owned subsidiary of DeCrane Holdings Co. (“DeCrane Holdings”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned partnership interests. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out (“FIFO”) method, or market. Costs include materials, labor and manufacturing overhead.

Property and Equipment

Property and equipment for companies acquired are stated at fair value as of the date the acquisition occurred and at cost for all subsequent additions. Property and equipment are depreciated using the straight-line method over their estimated useful lives. Useful lives for machinery and equipment range from three to twenty years. Building and building improvements are depreciated using the straight-line method over their estimated useful lives of forty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or remaining lease term, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. The costs for improvements are capitalized. Upon retirement or disposal, the cost and accumulated depreciation of property and equipment are reduced and any gain or loss is recorded in income or expense.

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

Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. In 2001, the Company recorded a $9,903,000 pre-tax charge to reflect the impairment loss resulting from a restructuring in the aftermath of the September 11, 2001 terrorist attack on the United States. In 1999, the Company recorded a $1,259,000 pre-tax charge to reflect the impairment loss resulting from the closing of a manufacturing facility. The impairment losses are described in Note 2.

Accrued Warranties

The Company sells some products to customers with various repair or replacement warranties. The terms of the warranties vary according to the customer and/or product involved. The most common warranty periods are either the earlier of twelve to sixty months from the date of delivery to the operator or forty-two months from the date of manufacture.

Provisions for estimated future warranty costs are made in the period corresponding to the sale of the product and such costs have been within management’s expectations. Classification between short and long-term warranty obligations is estimated based on historical trends.

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

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted and began accounting for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption did not have a material impact on the Company’s business, consolidated financial position, results of operations or cash flows. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

The Company does not use derivative financial instruments for trading purposes but only to manage the risk that changes in interest rates would have on future interest payments for a portion of its variable-rate debt. At December 31, 2001, the Company has an interest rate swap contract to effectively convert $4,500,000 of variable-rate debt to 4.2% fixed-rate debt until maturity in 2008. The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable-rate debt. As a result, the interest rate swap contract is reflected at fair value and the related loss of $88,000 on this contract is deferred in stockholder’s equity as a component of comprehensive income (loss). The deferred loss will be recognized in future periods as interest expense as the related fixed-rate interest payments are made. In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading. The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. The estimated fair value of the Company’s $100,000,000 senior subordinated debt was approximately $93,500,000 at December 31, 2001 and $91,000,000 at December 31, 2000. All other non-derivative financial instruments as of December 31, 2001 and 2000 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

Foreign Currency Translation and Transactions

The financial statements of the Company’s U.K. and Swiss subsidiaries have been translated into U.S. dollars from their functional currencies, pounds sterling and Swiss francs, respectively, in the consolidated financial statements. Assets and liabilities have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is reflected as a component of accumulated comprehensive income or loss within stockholder’s equity.

Realized foreign currency exchange gains included in other expenses, net in the consolidated statements of operations were $103,000 for the year ended December 31, 2001, $351,000 for the year ended December 31, 2000 and $530,000 for the year ended December 31, 1999.

Revenue Recognition

Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recognized upon shipment of product to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of the resulting receivables is probable, product returns are reasonably estimable and there are no remaining significant obligations. Provision for future returns is recorded based on historical experience at the time revenue is recognized.

Revenues for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract. Costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred.

Percentage-of-completion is measured using an estimate of direct labor incurred to date to total expected direct labor for each contract. This method is used because management considers expended direct labor to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Management believes that the Company will not incur any losses on uncompleted contracts at December 31, 2001.

Measuring a contract’s percentage-of-completion requires management to make estimates. As a result, it is reasonably possible that factors may cause management to change its revenue and cost estimates, thereby altering estimated profitability. These factors include, but are not limited to, changes in contract scope, material and labor efficiencies, contract penalty provisions, if any, and final contract settlements. Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known.

The asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed on uncompleted contracts and is reflected as a component of inventory. Conversely, the liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized on uncompleted contracts and is reflected as an accrued liability. Unbilled revenues are expected to be billed and collected during the succeeding twelve-month period.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were $3,697,000 for the year ended December 31, 2001, $4,630,000 for the year ended December 31, 2000 and $4,264,000 for the year ended December 31, 1999.

Stock Option Plan

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Statements of Cash Flows

For purposes of the statements of cash flows, cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of purchase.

Recent Accounting Pronouncements

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

The Company is currently evaluating the impact the new accounting standards will have on its consolidated financial position and results of operations upon adoption on January 1, 2002; there will be no impact on cash flows. While the full, net of tax, impact has yet to be determined, adoption of the new standards will result in the following:

•

Under the criteria established in SFAS No. 141, the values ascribed to the assembled workforces acquired are not recognized as an intangible asset apart from goodwill. As a result, as of December 31, 2001 the $4,803,000 net book value ascribed to the assembled workforces, which is also net of the related deferred income tax liabilities, will be reclassified to goodwill as of January 1, 2002.

•

Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If the nonamortization provisions of SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $14,319,000 for the year ended December 31, 2001 would have been eliminated.

The Company has until June 30, 2002 to complete its transitional impairment testing of goodwill associated with adopting SFAS No. 142 and until March 31, 2002 to complete its transitional impairment testing of other intangible assets. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

SFAS No. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of SFAS No. 143 is required for the Company’s fiscal year beginning January 1, 2002 although early application is permitted. The Company does not expect that the adoption of SFAS No. 143 will have an impact on its business, consolidated financial position, results of operations or cash flows.

SFAS No. 144

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of” and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This aspect of SFAS No. 144 will primarily affect the Company’s accounting for intangible assets subject to amortization as well as property and equipment and other long-lived assets.

SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under the provisions of SFAS No. 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation will no longer be recognized.

SFAS No. 144 also supersedes the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning January 1, 2002 although early application is permitted. The Company is currently evaluating the impact this new standard will have on its business, consolidated financial position, results of operations and cash flows.

Note 2.           Restructuring and Asset Impairment Charges

2001 Restructuring and Asset Impairment Charges

During the second quarter of 2001, the Company’s Cabin Management Group adopted a restructuring plan to realign production programs between its manufacturing facilities. In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital. This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions. This plan primarily affects the Company’s Cabin Management and Specialty Avionics Groups.

In connection with these restructuring plans, the Company recorded nonrecurring pre-tax charges to operations of $28,658,000 in 2001 for restructuring costs and asset impairment charges. Of this amount, $16,057,000 is included in cost of sales and the remaining $12,601,000 is included in selling, general and administration expenses. The restructuring costs and asset impairment charges are comprised of the following:

•                  Impairment of Long-Lived Assets.  The restructuring plan resulted in the impairment of property, equipment and goodwill and, accordingly, these assets were written down to their net realizable value.

•                  Write-off of Product Development Costs.  The curtailment of several product development programs in 2001 resulting in the write-off of inventoried costs related to these programs.

•                  Excess Inventory Write-Downs.  Inventory was written down to net realizable value for quantities on hand exceeding current and forecast order backlog requirements. Inventory at the closed and temporarily idled manufacturing facilities was also written down to net realizable value.

•                  Realignment of Production Programs Between Facilities.  Costs associated with this realignment were incurred during the fiscal second quarter of 2001.

•                  Severance and Other Compensation Costs.  Since the September 11th terrorist attack, the Company has reduced its total workforce by over 350 employees, or approximately 12%, as of February 2002, of which approximately 260 employees had been terminated as of December 31, 2001.

•                  Lease Termination and Other Related Costs. Lease termination and other related costs are comprised of the net losses expected to be incurred under the existing long-term lease agreements for facilities permanently vacated. The losses have been reduced by the expected sublease income. These expected losses were based on estimated current market rates and anticipated dates that these facilities are subleased. If market rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

The Company expects to complete the restructuring plan in the second quarter of fiscal 2002. The components of the restructuring, assets impairment and other nonrecurring charges are as follows:

	Total	Amounts Incurred		Balance at December 31,
	Charges	Noncash	Cash	2001
		(in thousands)
Impairment of long-lived assets:
Goodwill	$8,583	$(8,583)	$—	$—
Property and equipment	1,320	(1,320)	—	—
Product development cost write-offs	7,908	(7,908)	—	—
Excess inventory write-downs	4,247	(4,247)	—	—
Realignment of production programs between facilities	3,902	—	(3,902)	—
Severance and other compensation costs	2,024	—	(839)	1,185
Lease termination and other related costs	674	—	(250)	424
Total	$28,658	$(22,058)	$(4,991)	$1,609

Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2002 Manufacturing Facilities Consolidation

In late February 2002, the Company announced it would consolidate the production of two Cabin Management manufacturing facilities into a single facility, resulting in the permanent closure of one additional facility. The Company has evaluated the carrying value of the long-lived assets related to the facility that is closing and does not expect an asset impairment charge. The Company estimates that approximately $1,800,000 of nonrecurring costs associated with this decision will be recorded during 2002.

1999 Restructuring and Asset Impairment Charges

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

In connection with the restructuring plan, the Company recorded nonrecurring pre-tax charges to operations of $9,935,000 in 1999 for restructuring costs including severance and other exit costs, asset impairments and inventory reserves. Of this amount, $5,983,000 is included in cost of sales for inventory write-downs as a consequence of exiting the manufacturing business. The remaining $3,952,000 is included in selling, general and administration expenses and relates to asset impairment charges, severance and lease termination costs.

The Company commenced the restructuring during 1999 and completed the plan in the third quarter of 2000. Of the total charge, $7,242,000 represents a noncash write-down of assets. Components of the restructuring, asset impairment and other nonrecurring charges incurred through December 31, 2001 are as follows:

	Noncash Write-Downs		Severance and	Lease Termination
		Property and	Other	and Other	Other Exit
	Inventory	Equipment	Compensation	Related Costs	Costs	Total
	(in thousands)
Pre-tax restructuring and asset impairment charges	$5,983	$1,259	$1,077	$752	$864	$9,935
Noncash write-downs	(5,983)	(1,259)	—	—	—	(7,242)
Cash paid during the period	—	—	(293)	(31)	(188)	(512)
Balance, December 31, 1999	—	—	784	721	676	2,181

Adjustments	—	—	—	641	—	641
Cash paid during the period	—	—	(784)	(775)	(558)	(2,117)
Balance, December 31, 2000	—	—	—	587	118	705

Cash paid during the period	—	—	—	(189)	(118)	(307)
Balance, December 31, 2001	$—	$—	$—	$398	$—	$398

The adjustments made in 2000 reflect the increase to the restructuring reserves as a result of higher than anticipated costs to complete certain actions compared to previous estimates. Additionally, during 2000 the Company was able to sell property and equipment previously written down and recognized a gain on disposal of approximately $600,000.

The remaining balance of restructuring costs includes lease termination costs. The restructuring plan was completed in the third quarter of 2000, however, future cash payments will extend beyond this date due to future lease payments on the vacated facility through the lease termination date. The cash payments will be funded from existing cash balances and internally generated cash from operations.

Note 3.           Acquisitions

During the years ended December 31, 1999 and 2000, the Company acquired:

Cabin Management Group

•                  all of the common stock of Precision Pattern, Inc., a Kansas-based designer and manufacturer of interior furniture components for corporate aircraft, on April 23, 1999;

•                  substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for corporate aircraft, on August 5, 1999;

•                  substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for corporate aircraft, on October 6, 1999;

•                  all of the common stock of International Custom Interiors, Inc., a Florida-based designer and manufacturer of interior furniture components and provider of upholstery services for corporate aircraft, on October 8, 1999;

•                  substantially all of the assets of The Infinity Partners, Ltd., a Texas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft, on December 17, 1999;

•                  substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

•                  all of the common stock of ERDA, Inc., a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000;

Specialty Avionics Group

•                  all of the common stock of Coltech, Inc., an Arizona-based designer and manufacturer of audio components for commercial and corporate aircraft, on August 31, 2000; and

Systems Integration Group

•                  all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems for corporate aircraft and a manufacturer of aircraft auxiliary power units, on January 22, 1999.

The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values. The consolidated financial statements reflect the acquired companies subsequent to their respective acquisition dates. The acquisitions are summarized in the following table.

	Year Ended December 31,
	2000	1999
	(in thousands)
Paid in cash:
Purchase price	$55,852	$140,819
Acquisition related costs	3,511	4,491
Total purchase price	$59,363	$145,310

Maximum determinable contingent consideration payable, based on future attainment of defined performance criteria	$2,000	$48,950

Adjustments to reflect assets acquired at fair value:
Increase to historical value of inventory acquired	$—	$1,606
Identifiable intangible assets recorded	18,936	15,341
Difference between the total purchase price and fair value of the net assets acquired; recorded as goodwill as of the acquisition date	41,622	110,922

The acquisitions were funded with borrowings under the Company’s senior credit facility, equity contributions from DeCrane Holdings and the sale of preferred stock as described in Note 11, and a $5,000,000 customer advance to be offset against amounts receivable from future product deliveries.

The increase in inventory value was charged to operations as the inventory was sold during the periods immediately following acquisition. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from seven to fifteen years. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill.

Based upon the acquired companies level of attainment of their defined performance criteria during the three years ended December 31, 2001, the Company recorded contingent consideration payable of $700,000 in 2001, $20,154,000 in 2000 and $29,825,000 in 1999 resulting in a corresponding increase in goodwill. The Company’s determinable maximum contingent consideration payment obligations remaining as of December 31, 2001 are described in Note 12.

During 2001, the Company settled its asserted claims against the sellers of two companies acquired in 2000 for breach of representation and warranty provisions contained in the purchase agreements. The Company received $3,718,000 from the sellers upon entering into the settlement agreements, which also provided that the Company pay in 2002 a minimum of $3,125,000 of previously contingent consideration for the year ended December 31, 2001 which is reflected as an accrued liability as of December 31, 2001.

Unaudited pro forma consolidated results of operations are presented in the table below for the years ended December 31, 2000 and 1999. The results of operations reflect the Company’s acquisitions as if all of these transactions were consummated as of January 1, 1999.

	Pro Forma for the Year Ended December 31,
	2000	1999
	(Unaudited, in thousands)
Revenues	$371,584	$335,542
EBITDA, as defined (Note 16)	89,160	78,455
Net income (loss)	5,357	(2,021)

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

During 2001, three customers accounted for more than 10% of the Company’s consolidated revenues (Note 16). If the Company had completed its 1999 and 2000 acquisitions at the beginning of 1999, revenues from these customers would have been as follows:

	Pro Forma for the Year Ended December 31,
	2000	1999
	(Unaudited, in thousands)
Bombardier	$65,746	$42,391
Boeing	53,735	47,366
Textron	53,669	47,654
Total	$173,150	$137,411

Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

Note 4.           Accounts Receivable

The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign corporate and commercial aircraft industries. Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk. Under certain circumstances, deposits or cash-on-delivery terms are required. The Company maintains reserves for potential credit losses and generally, such losses have been within management’s expectations.

Accounts receivable are net of an allowance for doubtful accounts of $2,647,000 at December 31, 2001 and $1,902,000 at December 31, 2000.

Note 5.           Inventories

Inventories are comprised of the following as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Raw materials	$50,503	$49,235
Work-in-process:
Direct and indirect manufacturing costs	16,260	13,772
Program costs, principally engineering costs	10,974	8,603
Finished goods	3,089	7,693
Costs and estimated earnings in excess of billings on uncompleted contracts	5,672	7,393
Total inventories	$86,498	$86,696

Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles that will be recovered from future sales. Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. In connection with the 2001 restructuring, $7,908,000 of previously inventoried program costs were determined to be unrecoverable and were charged to cost of sales.

Total costs and estimated earnings on all uncompleted contracts as of December 31, 2001 and 2000 are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Costs incurred on uncompleted contracts	$46,757	$34,438
Estimated earnings recognized	50,413	31,345
Total costs and estimated earnings	97,170	65,783
Less billings to date	(102,653)	(70,225)
Net	$(5,483)	$(4,442)

Balance sheet classification:
Asset — Costs and estimated earnings in excess of billings	$5,672	$7,393
Liability — Billings in excess of costs and estimated earnings (Note 8)	(11,155)	(11,835)
Net	$(5,483)	$(4,442)

Note 6.           Property and Equipment

Property and equipment includes the following as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Land, buildings and leasehold improvements	$34,795	$30,841
Machinery and equipment	30,311	27,393
Computer equipment and software, furniture and fixtures	17,396	13,985
Tooling	6,052	2,594
Total cost	88,554	74,813
Accumulated depreciation and amortization	(27,481)	(15,322)
Net property and equipment	$61,073	$59,491

Included above is property and equipment related to a manufacturing facility the Company is idling for an indefinite period. The cost of the property and equipment is $6,441,000 as of December 31, 2001 and $6,979,000 as of December 31, 2000; the corresponding accumulated depreciation and amortization is $549,000 as of December 31, 2001 and $188,000 as of December 31, 2000.

Property and equipment under capital leases included above consists of the following as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Land and building	$2,727	$—
Machinery and equipment	1,281	1,283
Computer equipment and software, furniture and fixtures	1,849	2,113
Total cost	5,857	3,396
Accumulated depreciation and amortization	(2,193)	(954)
Net property and equipment	$3,664	$2,442

Depreciation of property and equipment under capital leases is included in depreciation expense in the consolidated financial statements.

Note 7.           Other Assets

Other assets includes the following as of December 31, 2001 and 2000:

	December 31, 2001			December 31, 2000
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Goodwill	$369,202	$(31,759)	$337,443	$377,167	$(20,811)	$356,356
Identifiable intangibles:
FAA certifications	45,816	(8,485)	37,331	45,816	(5,431)	40,385
Other identifiable intangibles	38,409	(12,092)	26,317	38,421	(7,906)	30,515
Deferred financing costs	16,653	(6,449)	10,204	15,927	(4,231)	11,696
Other non-amortizable assets	1,978	—	1,978	630	—	630
Total other assets	$472,058	$(58,785)	$413,273	$477,961	$(38,379)	$439,582

Note 8.           Accured Liabilities

Accrued liabilities are comprised of the following as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Salaries, wages, compensated absences and payroll related taxes	$17,179	$15,337
Billings in excess of costs and estimated earnings on uncompleted contracts	11,155	11,835
Acquisition related contingent consideration	6,904	20,154
Accrued interest	4,692	3,730
Customer advances and deposits	3,260	5,965
Other accrued liabilities	13,436	17,169
Total accrued liabilities	$56,626	$74,190

Note 9.           Long-Term Debt

Long-term debt includes the following amounts as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Senior credit facility:
$25 million working capital revolving line of credit	$—	$—
$25 million acquisition revolving line of credit	12,000	12,400
Term loans	275,706	263,443

12% senior subordinated notes	100,000	100,000

Capital lease obligations and term debt financing, secured by property and equipment	10,745	5,231

Other indebtedness	1,799	2,205
Total long-term debt	400,250	383,279
Less current portion	(13,899)	(9,289)
Long-term debt, less current portion	$386,351	$373,990

During 2001, the Company borrowed $20,000,000 under its term loan senior credit facility and used the net proceeds to repay amounts then outstanding under the acquisition revolving line of credit. During 2000, the Company borrowed $55,000,000 under its term loan senior credit facility to finance, in part, acquisitions.

Senior Credit Facility

The senior credit facility provides for term loan borrowings in the initial principal amount of $290,000,000 and revolving lines of credit for borrowings up to an aggregate principal amount of $25,000,000 each for working capital and to finance acquisitions. Principal payments for term loan borrowings are due in increasing amounts over the next five years and all borrowings under the revolving loan facility must be repaid by September 30, 2004. Loans under the senior credit facility generally bear interest based on a margin over, at the Company’s option, the prime rate or the LIBOR rate. The margins applicable to portions of amounts borrowed may vary depending upon the Company’s consolidated debt leverage ratio. Currently, the applicable margins are 1.50% to 2.75% for prime rate borrowings and 2.75% to 4.00% for LIBOR rate borrowings. The weighted-average interest rate on all senior credit facility borrowings outstanding was 5.67% as of December 31, 2001. Borrowings under the senior credit facility are secured by substantially all of the assets of the Company. The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.

On March 19, 2002, the Company amended the terms of its senior credit facility (Note 18).

12% Senior Subordinated Notes

The senior subordinated notes mature on September 30, 2008 and interest is payable semi-annually on March 30th and September 30th of each year. The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness. Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium. In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium. The Company is subject to restrictive covenants, including the payment of dividends in cash.

Other Indebtedness

As of December 31, 2001, other indebtedness reflects acquisition financing payable to sellers in connection with their respective acquisitions. The debt is non-interest bearing; original issue discounts ranging between 10.5% and 12.5% are being amortized over the term.

Aggregate Maturities

The total annual maturities of long-term debt outstanding as of December 31, 2001 are as follows:

Year ending December 31,	(in thousands)
2002	$13,927
2003	16,987
2004	48,015
2005	97,848
2006	107,287
2007 and thereafter	116,387
Total aggregate maturities	400,451
Less unamortized debt discounts	(201)
Total long-term debt	$400,250

Note 10.         Income Taxes

Income (loss) before income taxes was taxed under the following jurisdictions:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Domestic	$(12,236)	$10,049	$(3,532)
Foreign	(578)	(165)	114
Total	$(12,814)	$9,884	$(3,418)

The provisions for income taxes (benefit) are as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
U.S. federal	$62	$370	$89
State and local	1,133	671	1,140
Foreign	30	120	103
Total current	1,225	1,161	1,332

Deferred:
U.S. federal	545	4,599	(76)
State and local	(464)	557	(284)
Foreign	(118)	(35)	(20)
Total deferred	(37)	5,121	(380)

Total provision:
U.S. federal	607	4,969	13
State and local	669	1,228	856
Foreign	(88)	85	83
Total provision	$1,188	$6,282	$952

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes as a result of the following differences:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Income tax (benefit) at U.S. statutory rates	$(4,485)	$3,459	$(1,162)
Tax effect of increases (decreases) resulting from:
Amortization of assets and other expenses not deductible for income tax purposes	5,477	2,247	2,025
State income taxes, net of federal benefit	265	798	111
Lower tax rates on earnings of foreign subsidiaries and foreign sales corporation	(57)	(214)	(48)
Other, net	(12)	(8)	26
Income tax at effective rates	$1,188	$6,282	$952

Deferred tax liabilities (assets) are comprised of the following as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Gross deferred tax liabilities:
Intangible assets	$31,849	$33,229
Program costs	4,839	—
Property and equipment	3,461	3,784
Other	322	—
Gross deferred tax liabilities	40,471	37,013

Gross deferred tax (assets):
Loss carryforwards	(8,980)	(3,710)
Accrued liabilities	(7,732)	(7,598)
Inventory	(3,130)	(2,772)
Other	(1,095)	(1,010)
Gross deferred tax (assets)	(20,937)	(15,090)
Net deferred tax liability	$19,534	$21,923

Balance sheet classification:
Noncurrent deferred tax liability	$33,597	$37,013
Current deferred tax asset	(14,063)	(15,090)
Net deferred tax liability	$19,534	$21,923

As of December 31, 2001, the Company has total loss carryforwards of approximately $22,653,000 for federal income tax purposes and $21,268,000 for state income tax purposes, which includes federal loss carryforwards acquired in acquisitions. The loss carryforwards are not subject to limitations on their annual utilization (“Section 382 limitation,” as defined in the Internal Revenue Code) and therefore are available for utilization in 2002. The federal and state loss carryforwards expire in varying amounts commencing in 2010 and continuing through 2021. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and loss carryforwards prior to their expiration.

Undistributed earnings of foreign subsidiaries are not material to the consolidated financial statements. As such, foreign taxes that may be due, net of U.S. foreign tax credits, have not been provided.

Note 11.         Capital Structure

Authorized Capital Structure

In October 2001, DeCrane Aircraft amended its articles of incorporation and reduced its authorized capital structure by eliminating all previously authorized but never issued cumulative convertible preferred stock and undesignated preferred stock and reducing the number of common shares authorized for issuance. Subsequent to the amendment, DeCrane Aircraft is authorized to issue 1,000 shares of common stock ($.01 par value) and 700,000 shares of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009 ($.01 par value).

Mandatorily Redeemable Preferred Stock

The table below summarizes mandatorily redeemable preferred stock issued during the two years ended December 31, 2001.

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value
	(in thousands, except share and per share data)
Sale of preferred stock	250,000	$25,000	$(4,019)	$20,981
Issuance costs	—	—	(76)	(76)
Accrued dividends and redemption value accretion	20,400	2,040	234	2,274
Balance, December 31, 2000	270,400	27,040	(3,861)	23,179

Accrued dividends and redemption value accretion	45,930	4,593	468	5,061
Balance, December 31, 2001	316,330	$31,633	$(3,393)	$28,240

On June 30, 2000, 250,000 shares of DeCrane Aircraft 16% preferred stock and warrants to purchase 139,357 shares of DeCrane Holdings common stock were sold for $25,000,000 to DLJ affiliates (Note 15). The proceeds from the sale were used to fund, in part, the ERDA acquisition. A portion of the proceeds from the sale totaling $4,019,000 was ascribed to the common stock warrants and was credited to additional paid-in capital. The corresponding reduction in redemption value of the preferred stock, and related issuance costs, are recorded as an issuance discount and are being amortized using the effective interest method through the preferred stock mandatory redemption date.

DeCrane Aircraft is authorized to issue 700,000 shares of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, $.01 par value. The preferred stock has a $100.00 per share liquidation preference, plus accrued and unpaid cash dividends, and is non-voting.

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. Since the preferred stock issuance date on June 30, 2000, DeCrane Aircraft has elected to issue additional shares in lieu of cash dividend payments. The preferred stock is mandatorily redeemable on March 31, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require DeCrane Aircraft to redeem all or part of such holder’s shares at a price equal to 101% of the liquidation preference, plus accrued and unpaid cash dividends.

Common Stock

DeCrane Aircraft has 100 shares ($.01 par value) issued and outstanding as of December 31, 2001 and 2000. All of the shares are owned by DeCrane Holdings, DeCrane Aircraft’s parent company. During 1999 and 2000, DeCrane Aircraft received additional cash capital contributions from DeCrane Holdings aggregating $14,368,000 in 1999 and $7,902,000 in 2000 resulting from DeCrane Holdings’ sale of capital stock. The proceeds were used to fund portions of the acquisitions completed during those years.

Notes Receivable for Shares Sold

During 1998 and 1999, DeCrane Holdings sold mandatorily redeemable preferred and common stock in three transactions in which one-half of the purchase price was paid in cash and one-half was loaned to the purchasers by DeCrane Aircraft, with interest at the then applicable federal rates. The loans bear interest at rates ranging between 4.33% and 5.74%. The loans, plus accrued interest, are payable upon the sale of the stock and are collaterialized by such stock. The resulting notes receivable, plus accrued interest, are classified as a reduction of stockholder’s equity in the consolidated statement of financial position. The three transactions, which were based on the fair market value of the underlying securities as determined by the Board of Directors, resulted in loans for one-half of the total purchase price, were as follows:

•      in December 1998, a group of related party investors (Note 15) purchased mandatorily redeemable preferred and common stock for $704,000;

•      in October 1999, the same group of investors purchased additional shares of common stock for $250,000; and

•      in December 1999, DeCrane Aircraft’s management purchased common stock for $3,940,000.

During 2000, a note receivable totaling $51,000, including accrued interest, was canceled in conjunction with the repurchase of the common stock that collaterialized the note for its original $23.00 per share issuance price.

Note 12.         Commitments and Contingencies

Litigation

As part of its investigation of the crash Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) notified the Company that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of the Company’s subsidiaries. The Company is fully cooperating with the on-going CTSB investigation. Although the CTSB has not issued a final report, it has advised the Company that it has no evidence to date that the system the Company’s subsidiary installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against the Company, and many other unaffiliated parties, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings. The Company intends to defend the claims vigorously.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. Management believes the ultimate disposition of all of the foregoing matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Lease Commitments

The Company leases some of its facilities and equipment under capital and operating leases. Some of the leases require payment of property taxes and include escalation clauses. Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2001:

	Capital Leases	Operating Leases
	(in thousands)
Year ending December 31,
2002	$1,372	$3,080
2003	1,004	2,729
2004	876	2,444
2005	746	1,723
2006	568	1,523
2007 and thereafter	2,493	10,362
Total minimum payments required	7,059	$21,861
Less amount representing future interest cost	(2,106)
Recorded obligation under capital leases	$4,953

Total rental expense charged to operations was $4,232,000 for the year ended December 31, 2001, $3,903,000 for the year ended December 31, 2000 and $3,620,000 for the year ended December 31, 1999.

Contingent Acquisition Consideration

The Company’s remaining maximum contingent acquisition consideration payment obligation is $600,000 as of December 31, 2001. The contingent consideration is payable based upon an acquired company’s level of attainment of its defined performance criteria for the year ending December 31, 2002 and excludes amounts earned and recorded through December 31, 2001 (Notes 3, 8 and 13). The contingent consideration, if any, is payable during the first quarter of 2003.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation. On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared. The DeCrane Holdings preferred stock has a total redemption value of $54,223,000 as of December 31, 2001, including accumulated dividends.

Note 13.         Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Components of cash paid for acquisitions:
Fair value of assets acquired	$—	$94,155	$165,628
Liabilities assumed	—	(34,792)	(20,318)
Cash paid	—	59,363	145,310
Less cash acquired	—	(292)	(2,604)
Net cash paid for acquisitions		59,071	142,706

Contingent consideration paid for previously completed acquisitions	17,075	29,825	3,000
Cash purchase price reductions received as a result of settling asserted claims against the sellers (Note 3)	(3,718)	—	—
Additional acquisition related expenses	172	650	—
Total cash paid for acquisitions	$13,529	$89,546	$145,706

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Noncash investing and financing transactions:
16% mandatorily redeemable preferred stock dividends paid by the issuance of additional shares	$4,593	$2,040	$—
Capital expenditures financed with capital lease obligations	4,438	109	1,711
Additional acquisition contingent consideration recorded	3,825	20,154	29,825
Loans to stockholders to purchase DeCrane Holdings capital stock, plus accrued interest	116	84	2,468

Paid in cash:
Interest	$35,821	$39,160	$26,005
Income taxes paid, net of refunds received	1,161	578	470

Note 14.         Employee Benefit Plans

Stock Based Incentive Compensation

Management Incentive Stock Option Plan

In December 1999, DeCrane Holding’s Board of Directors approved a management incentive plan which provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of the Company and its subsidiaries. The Compensation Committee of the Board of Directors of DeCrane Holdings administers the plan and makes a determination as to any options to be granted. The plan provides for the granting of options to purchase a maximum of 356,257 common shares prior to expiration in 2009. The options are granted at fair market value at the date of grant. Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting can be accelerated based upon future attainment of defined performance criteria. In addition, the Compensation Committee may authorize alternate vesting schedules. The plan also provides for the acceleration of vesting upon the occurrence of certain events, including, under certain circumstances, a change of control.

During 1999, options to purchase 282,922 shares were granted under the plan, of which 27,994 shares vested immediately and options to purchase an additional 29,942 shares vested based on the attainment of year 1999 performance criteria. During 2000, options to purchase 80,623 shares were granted under the plan, of which 15,828 shares vested immediately. An additional 36,832 shares from the 1999 and 2000 grants vested based on the attainment of year 2000 performance criteria. During 2001, no options were granted under the plan and no additional shares from the 1999 and 2000 grants vested based on the required year 2001 performance criteria.

The per share exercise price of the options granted was equal to the fair market value of the common stock on each of the grant dates and, accordingly, no compensation expense was recognized during the three years ended December 31, 2001.

Incentive Stock Options Granted to Others

In July 1999, a group of related party investors, including two individuals who were then serving as directors, were granted options as compensation for consulting services. Options were granted to purchase 44,612 shares of DeCrane Holdings common stock at an exercise price of $23.00 per share, equal to the fair market value of the common stock on the grant date. The options vest over a three-year period, are subject to acceleration if DLJ and its affiliates sell any of their shares of common stock, and expire in 2009.

Summary of All Stock Options

The following table summarizes all stock option activity.

	Number of Shares	Weighted- Average Exercise Price
Granted	327,534	$23.00
Options outstanding, December 31, 1999	327,534	23.00

Granted	80,623	31.94
Canceled	(21,288)	23.00
Options outstanding, December 31, 2000	386,869	24.86

Canceled	(23,516)	25.55
Options outstanding, December 31, 2001	363,353	24.82

Options exercisable, December 31,
1999	57,936	$23.00
2000	124,395	24.07
2001	139,051	23.82

As of December 31, 2001, options to purchase 37,516 common shares remained available for grant under the Management Incentive Stock Option Plan. The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2001.

	All Options Outstanding
		Weighted-Average	Number of Shares
	Number of Shares as of	Remaining	Exercisable as of
	December 31, 2001	Contractual Life	December 31, 2001
Per share exercise price:
$23.00	308,307	7.95 years	129,584
$35.00	55,046	8.93 years	9,467
Total	363,353	8.10 years	139,051

For compensatory stock options granted to non-employees, the Company recognized compensation expense of $215,000 for the year ended December 31, 2001, $561,000 for the year ended December 31, 2000 and $143,000 for the year ended December 31, 1999. For non-compensatory stock options, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the three years ended December 31, 2001. The Company has adopted the disclosure-only provisions of SFAS No. 123.

For the year ended December 31, 1999, the effect of applying the fair value method of SFAS No. 123 to the options granted to employees and directors in 1999 did not result in pro forma net income or loss that was materially different from the historical amount reported. For the two years ended December 31, 2001, net income (loss), pro forma for the effect of applying the fair value method to the options granted in 1999 and 2000, would have been as follows:

	Year Ended December 31,
	2001	2000
	(in thousands)
Net income (loss):
As reported	$(14,002)	$3,602
Pro forma	(14,394)	3,163

Weighted-average fair value of options granted (per share)	—	9.48

For the purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting period. The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

The fair value of the options was determined using the following assumptions:

	2001	2000	1999
Compensatory options (1):
Risk free interest rates	5.35%	5.23%	6.8%
Expected dividend yield	—	—	—
Expected life	10 years	10 years	10 years
Expected stock price volatility	63.0%	65.0%	67.0%

Employee and director options (2):
Risk free interest rates	—	5.5-6.7%	5.8-6.5%
Expected dividend yield	—	—	—
Expected life	—	8 years	8 years

(1)       Using the Black Scholes option valuation model.

(2)       Using the minimum value method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models, as well as the minimum value method, do not necessarily provide a reliable single measure of its employee stock options.

The minimum value method, which is an acceptable method for non-public companies, excludes stock price volatility.

Management Stock Purchases

Beginning in December 1999, DeCrane Holding’s Board of Directors has permitted designated executive personnel and other key employees to purchase shares of common stock of DeCrane Holdings, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. In December 1999, management purchased 171,295 shares of DeCrane Holdings’ common stock for $23.00 per share. The total purchase price was approximately $3,900,000, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft as described in Note 11. In 2000, management purchased an additional 20,707 shares for $23.00 per share in cash pursuant to the plan’s antidilution provisions. Dilution resulted from the issuance of the DeCrane Holdings common stock warrants in connection with the sale of DeCrane Aircraft’s 16% preferred stock.

401(k) Retirement Plan

Substantially all domestic employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company’s expense related to its matching contributions to these plans totaled $2,272,000 for the year ended December 31, 2001, $2,203,000 for the year ended December 31, 2000 and $1,272,000 for the year ended December 31, 1999.

Note 15.         Related Party Transactions

The Company’s transactions with related parties included in the consolidated financial statements are summarized in the table below.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
CSFB / DLJ:
Transaction financing fees and expenses	$520	$1,703	$4,048
Management fees:
Charged to operations during the period	300	300	302
Payable as of period end	375	75	75

Global Technology Partners, LLC:
Promissory notes:
Receivable as of period end, including interest	542	518	495
Interest income recorded during the period	24	23	18

Each related party is described below.

CSFB / DLJ

DLJ Merchant Banking Partners II, L.P. and affiliated funds own 83.3% of DeCrane Holdings common stock and 99.3% of its preferred stock, and 80% of DeCrane Aircraft’s preferred stock, all on a fully diluted basis. In November 2000, DLJ Merchant Banking Partners II, L.P. and affiliated funds became indirect affiliates of Credit Suisse Group and Credit Suisse First Boston, Inc.

DLJ affiliated funds were the initial purchasers of all of DeCrane Aircraft’s 16% preferred stock and DeCrane Holdings common stock warrants sold during 2000. Subsequent to the initial purchase, the DLJ affiliated funds sold 20% of the preferred stock and common stock warrants to unaffiliated parties in a private transaction.

DLJ is represented on the Board of Directors of both DeCrane Holdings and DeCrane Aircraft. In addition, Credit Suisse First Boston Corporation (formerly Donaldson, Lufkin & Jenrette Securities Corporation) is involved in market-making activities for DeCrane Holding’s Class A $22.31 common stock warrants and DeCrane Aircraft’s senior subordinated notes and may hold such securities from time to time. A DLJ affiliate is also paid fees for arranging the syndicate of lenders providing DeCrane Aircraft’s senior credit facility.

Global Technology Partners, LLC

Members of Global Technology own 1.6% of DeCrane Holdings common stock and 0.7% of its preferred stock, all on a fully diluted basis, and had two members on the Company’s Board of Directors from August 1998 through July 2000. DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%. The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collaterialized by such stock.

Note 16.         Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that develop, manufacture and sell distinct products and services. The groups and a description of their businesses are as follows:

•       Cabin Management — provides interior cabin components for the corporate aircraft market, including cabin interior furnishings, cabin management systems, seating and composite components;

•       Specialty Avionics — designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•       Systems Integration — provides auxiliary fuel tanks, auxiliary power units and system integration services.

Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of overall economic returns and cash flows. Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring and asset impairment charges, acquisition related charges and other noncash and nonoperating charges. This is consistent with the manner in which the Company’s lenders and ultimate investors measure its overall performance.

The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies (Note 1). Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

Summary of Business by Segment

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Cabin Management	$206,052	$174,796	$74,244
Specialty Avionics	123,240	110,878	112,501
Systems Integration	67,528	62,965	58,483
Inter-group elimination (1)	(1,468)	(1,260)	(1,180)
Consolidated totals	$395,352	$347,379	$244,048

Revenues from significant customers (2):
Cabin Management	$108,737	$107,194	$39,737
Specialty Avionics	35,115	30,542	31,425
Systems Integration	46,138	31,750	22,774
Consolidated totals	$189,990	$169,486	$93,936

EBITDA:
Cabin Management	$45,554	$46,041	$24,153
Specialty Avionics	33,272	26,696	27,124
Systems Integration	17,152	15,026	10,569
Corporate (3)	(7,125)	(6,969)	(5,436)
Inter-group elimination (4)	(62)	198	116
Consolidated totals (5)	$88,791	$80,992	$56,526

Depreciation and amortization:
Cabin Management	$14,607	$9,477	$3,548
Specialty Avionics	12,012	12,101	10,871
Systems Integration	4,346	4,682	4,473
Corporate	1,411	927	294
Consolidated totals (6)	$32,376	$27,187	$19,186

Total assets (as of period end):
Cabin Management	$311,476	$307,241	$181,744
Specialty Avionics	214,569	227,093	224,305
Systems Integration	76,312	86,602	93,473
Corporate (7)	43,497	43,651	33,175
Inter-group elimination (8)	(143)	(333)	(855)
Consolidated totals	$645,711	$664,254	$531,842

Capital expenditures:
Cabin Management	$6,579	$14,896	$2,355
Specialty Avionics	1,708	2,496	3,217
Systems Integration	3,371	1,612	1,534
Corporate	241	3,685	156
Consolidated totals (9)	$11,899	$22,689	$7,262

The notes appear on the next page.

Summary of Business by Geographical Area

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Consolidated net revenues to unaffiliated customers (10):
United States	$391,296	$344,150	$240,707
Western Europe	4,056	3,229	3,341
Consolidated totals	$395,352	$347,379	$244,048

Consolidated long-lived assets (11):
United States	$56,218	$54,566	$35,465
Western Europe	2,564	2,758	2,235
Mexico	2,291	2,167	—
Consolidated totals	$61,073	$59,491	$37,700

Notes

(1)       Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)       Three customers each accounted for more than 10% of the Company’s consolidated revenues in 2001 and 2000 and two in 1999 as shown in the table below. Customer data for periods prior to reaching the 10% threshold is included for comparability. Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Boeing (a)	$70,257	$52,735	$46,436
Bombardier (b)	61,541	64,131	16,308
Textron (c)	58,192	52,620	31,192
Consolidated totals	$189,990	$169,486	$93,936

(a)       Exceeds 10% for all periods. All operating groups derived revenues from Boeing during each of the periods.

(b)       Exceeds 10% for 2001 and 2000; 1999 data is included for comparability. All operating groups derived revenues from Bombardier during each of the periods.

(c)       Exceeds 10% for all periods. The Cabin Management and Specialty Avionics Groups derived revenues from Textron during each of the periods. The Systems Integration Group derived revenues from Textron during 2000 and 1999.

(3)       Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(4)       Reflects elimination of the effect of inter-group profits in inventory.

(5)      The table below reconciles EBITDA to consolidated income from operations and income (loss) before income taxes.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Consolidated EBITDA	$88,791	$80,992	$56,526
Depreciation and amortization (6)	(32,376)	(27,187)	(19,186)
Restructuring and asset impairment charges	(28,658)	—	(9,935)
Acquisition related charges:
Noncash inventory related charges	—	—	(1,606)
Acquisition related charges not capitalized	(308)	(538)	(709)
Nonrecurring manufacturing facility startup costs	—	(717)	—
Other noncash charges	(215)	(561)	(143)
Consolidated income from operations	27,234	51,989	24,947

Interest expense	(39,001)	(41,623)	(27,918)
Other expenses, net	(1,047)	(482)	(447)
Consolidated income (loss) before income taxes	$(12,814)	$9,884	$(3,418)

(6)       Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense. The table below reconciles depreciation and amortization of long-lived assets to consolidated depreciation and amortization.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Depreciation and amortization of long-lived assets	$32,376	$27,187	$19,186
Amortization of deferred financing costs	2,218	2,258	1,631
Consolidated depreciation and amortization	$34,594	$29,445	$20,817

(7)       Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(8)       Reflects elimination of inter-group receivables and profits in inventory as of period end.

(9)       Reflects capital expenditures paid in cash. Excludes capital expenditures financed with capital lease obligations of $4,438,000 for the year ended December 31, 2001, $109,000 for the year ended December 31, 2000 and $1,711,000 for the year ended December 31, 1999.

(10)     Allocated on the basis of the location of the subsidiary originating the sale.

(11)     Allocated on the basis of the location of the subsidiary and consists of the Company’s property and equipment. Corporate long-lived assets are included with the United States assets.

Note 17.         Supplemental Condensed Consolidating Financial Information

In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 9, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and guarantor and non-guarantor subsidiaries. The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes.

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

(4)       Elimination of equity in earnings of subsidiaries.

Balance Sheets

	December 31, 2001
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$9,641	$(92)	$245	$—		$9,794
Accounts receivable, net	—	56,973	1,478	—		58,451
Inventories	—	84,864	1,634	—		86,498
Other current assets	15,153	1,138	331	—		16,622
Total current assets	24,794	142,883	3,688	—		171,365

Property and equipment, net	3,355	55,152	2,566	—		61,073
Other assets, principally intangibles, net	15,348	388,269	9,656	—		413,273
Investments in subsidiaries	403,786	20,697	—	(424,483	)(1)	—
Intercompany receivables	256,360	121,030	4,300	(381,690	)(2)	—
Total assets	$703,643	$728,031	$20,210	$(806,173)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$11,839	$2,054	$6	$—		$13,899
Other current liabilities	24,849	49,854	1,107	—		75,810
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt	376,392	9,959	—	—		386,351
Intercompany payables	120,998	260,660	32	(381,690	)(2)	—
Other long-term liabilities	38,847	1,806	382	—		41,035

Mandatorily redeemable preferred stock	28,240	—	—	—		28,240

Stockholder’s equity:
Paid-in capital	119,801	336,986	15,440	(352,426	)(1)	119,801
Retained earnings (deficit)	(17,323)	66,800	5,257	(72,057	)(1)	(17,323)
Accumulated other comprehensive loss	—	(88)	(2,014)	—		(2,102)
Total stockholder’s equity	102,478	403,698	18,683	(424,483)		100,376
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$703,643	$728,031	$20,210	$(806,173)		$645,711

	December 31, 2000
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$7,553	$233	$413	$—		$8,199
Accounts receivable, net	—	52,095	1,735	—		53,830
Inventories	—	85,032	1,664	—		86,696
Other current assets	15,161	1,118	177	—		16,456
Total current assets	22,714	138,478	3,989	—		165,181

Property and equipment, net	4,423	52,303	2,765	—		59,491
Other assets, principally intangibles, net	16,514	412,730	10,338	—		439,582
Investments in subsidiaries	394,794	20,739	—	(415,533	)(1)	—
Intercompany receivables	251,725	92,991	3,863	(348,579	)(2)	—
Total assets	$690,170	$717,241	$20,955	$(764,112)		$664,254

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$7,997	$1,266	$26	$—		$9,289
Other current liabilities	35,098	58,102	1,294	—		94,494
Total current liabilities	43,095	59,368	1,320	—		103,783

Long-term debt	368,837	5,147	6	—		373,990
Intercompany payables	92,991	255,588	—	(348,579	)(2)	—
Other long-term liabilities	40,626	2,344	577	—		43,547

Mandatorily redeemable preferred stock	23,179	—	—	—		23,179

Stockholder’s equity:
Paid-in capital	124,763	338,729	15,440	(354,169	)(1)	124,763
Retained earnings (deficit)	(3,321)	56,065	5,299	(61,364	)(1)	(3,321)
Accumulated other comprehensive loss	—	—	(1,687)	—		(1,687)
Total stockholder’s equity	121,442	394,794	19,052	(415,533)		119,755
Total liabilities, mandatorily redeemable preferred stockand stockholder’s equity	$690,170	$717,241	$20,955	$(764,112)		$664,254

Statements of Operations

	Year Ended December 31, 2001
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(in thousands)
Revenues	$—	$391,677	$11,322	$(7,647	)(3)	$395,352
Cost of sales	—	277,414	9,914	(7,647	)(3)	279,681

Gross profit	—	114,263	1,408	—		115,671

Selling, general and administrative expenses	9,390	58,347	780	—		68,517
Amortization of intangible assets	202	19,313	405	—		19,920
Interest expense	37,796	1,187	18	—		39,001
Intercompany charges	(23,815)	23,815	—	—		—
Equity in earnings of subsidiaries	(4,894)	(115)	—	5,009	(4)	—
Other expenses (income), net	361	508	178	—		1,047
Provision for income taxes (benefit)	(5,038)	6,314	(88)	—		1,188

Net income (loss)	$(14,002)	$4,894	$115	$(5,009)		$(14,002)

	Year Ended December 31, 2000
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$343,710	$11,873	$(8,204	)(3)	$347,379
Cost of sales	—	230,864	9,388	(8,204	)(3)	232,048

Gross profit	—	112,846	2,485	—		115,331

Selling, general and administrative expenses	8,720	35,359	1,315	—		45,394
Amortization of intangible assets	276	17,263	409	—		17,948
Interest expense	40,864	752	7	—		41,623
Intercompany charges	(20,214)	20,214	—	—		—
Equity in earnings of subsidiaries	(15,668)	(681)	—	16,349	(4)	—
Other expenses (income), net	336	158	(12)	—		482
Provision for income taxes (benefit)	(17,916)	24,113	85	—		6,282

Net income	$3,602	$15,668	$681	$(16,349)		$3,602

	Year Ended December 31, 1999
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$237,837	$11,549	$(5,338	)(3)	$244,048
Cost of sales	—	161,770	9,439	(5,338	)(3)	165,871

Gross profit	—	76,067	2,110	—		78,177

Selling, general and administrative expenses	6,419	32,232	1,506	—		40,157
Amortization of intangible assets	161	12,417	495	—		13,073
Interest expense	27,493	386	39	—		27,918
Intercompany charges	(8,888)	8,888	—	—		—
Equity in earnings of subsidiaries	(12,611)	(406)	—	13,017	(4)	—
Other expenses (income), net	646	219	(418)	—		447
Provision for income taxes (benefit)	(8,850)	9,720	82	—		952

Net income (loss)	$(4,370)	$12,611	$406	$(13,017)		$(4,370)

Statements of Cash Flows

	Year Ended December 31, 2001
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,002)	$4,894	$115	$(5,009	)(4)	$(14,002)
Noncash adjustments
Equity in earnings of subsidiaries	(4,894)	(115)	—	5,009	(4)	—
Other noncash adjustments	3,950	52,467	887	—		57,304
Changes in working capital	19,987	(47,707)	(653)	—		(28,373)
Net cash provided by operating activities	5,041	9,539	349	—		14,929
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(241)	(10,470)	(552)	—		(11,263)
Net cash used for investing activities	(13,770)	(10,470)	(552)	—		(24,792)
Cash flows from financing activities:
Debt financing for acquisitions	20,000	—	—	—		20,000
Net revolving line of credit repayments	(400)	—	—	—		(400)
Other borrowings	—	2,797	—	—		2,797
Principal payments on long-term debt and leases	(8,203)	(1,847)	(26)	—		(10,076)
Other, net	(580)	(344)	—	—		(924)
Net cash provided by (used for) financing activities	10,817	606	(26)	—		11,397
Effect of foreign currency translation on cash	—	—	61	—		61

Net increase (decrease) in cash and equivalents	2,088	(325)	(168)	—		1,595
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$9,641	$(92)	$245	$—		$9,794

	Year Ended December 31, 2000
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Cash flows from operating activities:
Net income	$3,602	$15,668	$681	$(16,349	)(4)	$3,602
Noncash adjustments:
Equity in earnings of subsidiaries	(15,668)	(681)	—	16,349	(4)	—
Other noncash adjustments	9,092	25,293	954	—		35,339
Changes in working capital	1,283	(22,458)	(983)	—		(22,158)
Net cash provided by (used for) operating activities	(1,691)	17,822	652	—		16,783

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(89,838)	292	—	—		(89,546)
Capital expenditures and other	(3,614)	(18,370)	(634)	—		(22,618)
Net cash used for investing activities	(93,452)	(18,078)	(634)	—		(112,164)

Cash flows from financing activities:
Debt financing for acquisitions	55,000	—	—	—		55,000
Proceeds from sale of preferred stock and warrants	24,924	—	—	—		24,924
Net revolving line of credit borrowings	12,400	—	—	—		12,400
Capital contribution	7,902	—	—	—		7,902
Other borrowings	—	3,451	—	—		3,451
Principal payments on long-term debt and leases	(3,419)	(2,392)	(13)	—		(5,824)
Other, net	(1,950)	(247)	—	—		(2,197)
Net cash provided by (used for) financing activities	94,857	812	(13)	—		95,656

Effect of foreign currency translation on cash	—	—	6	—		6

Net increase (decrease) in cash and equivalents	(286)	556	11	—		281
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$7,553	$233	$413	$—		$8,199

	Year Ended December 31, 1999
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,370)	$12,611	$406	$(13,017	)(4)	$(4,370)
Noncash adjustments:
Equity in earnings of subsidiaries	(12,611)	(406)	—	13,017	(4)	—
Other noncash adjustments	1,787	25,188	836	—		27,811
Changes in working capital	30,867	(38,903)	(205)	—		(8,241)
Net cash provided by (used for) operating activities	15,673	(1,510)	1,037	—		15,200

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(148,310)	2,604	—	—		(145,706)
Capital expenditures and other	(156)	(6,289)	(623)	—		(7,068)
Net cash used for investing activities	(148,466)	(3,685)	(623)	—		(152,774)

Cash flows from financing activities:
Debt financing for acquisitions	135,000	—	—	—		135,000
Capital contribution	14,368	—	—	—		14,368
Customer advance	—	5,000	—	—		5,000
Net revolving line of credit borrowings	(5,800)	—	—	—		(5,800)
Principal payments on long-term debt and leases	(1,046)	(675)	(232)	—		(1,953)
Other, net	(4,348)	(215)	—	—		(4,563)
Net cash provided by (used for) financing activities	138,174	4,110	(232)	—		142,052

Effect of foreign currency translation on cash	—	—	(78)	—		(78)

Net increase (decrease) in cash and equivalents	5,381	(1,085)	104	—		4,400
Cash and equivalents at beginning of period	2,458	762	298	—		3,518

Cash and equivalents at end of period	$7,839	$(323)	$402	$—		$7,918

Note 18.         Subsequent Event

On March 19, 2002, the Company amended certain of the terms of its senior credit facility. The amendment combines the two $25,000,000 working capital and acquisitions lines of credit into a single $50,000,000 working capital line of credit, increases the prime rate and LIBOR rate margins by 50 basis points, resulting in a range of 2.00% to 3.25% for prime rate borrowings and 3.25% to 4.50% for LIBOR rate borrowings, and amends certain financial covenants, principally through December 31, 2003.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)

Unaudited condensed quarterly data for the two years ended December 31, 2001 are summarized in the tables below.

	Year Ended December 31, 2001
	1st	2nd	3rd	4th
	(in thousands)
Revenues	$99,151	$102,780	$102,928	$90,493
Gross profit	35,045	32,576	32,776	15,274
EBITDA, as defined (Note 16)	23,385	26,308	21,998	17,100
Net income (loss)	2,472	2,111	862	(19,447)

    During the second quarter of 2001, the Company adopted a restructuring plan to realign production programs between its manufacturing facilities and recorded restructuring charges aggregating $3,902,000 related to this restructuring. During the fourth quarter of 2001, the Company announced and implemented a further restructuring plan in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and further weakening of global economic conditions. As a result, additional restructuring and asset impairment charges aggregating $24,756,000 was recorded in the fourth quarter. Restructuring and asset impairment charges totaled $28,658,000 for the year.

	Year Ended December 31, 2000
	1st	2nd	3rd	4th
	(in thousands)
Revenues	$79,178	$82,094	$93,149	$92,958
Gross profit	26,152	27,611	31,131	30,437
EBITDA, as defined (Note 16)	17,182	19,941	22,159	21,710
Net income (loss)	755	1,987	890	(30)

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Schedule II — Valuation And Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts		Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for doubtful accounts	$1,902	$2,418	$—		$1,673	$2,647
Reserve for excess, slow moving and potentially obsolete material (1)	5,580	1,829	—		773	6,636

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,966	$120	$223	(2)	$407	$1,902
Reserve for excess, slow moving and potentially obsolete material	6,966	1,261	215	(2)	2,862	5,580

Year Ended December 31, 1999
Allowance for doubtful accounts	$581	$1,252	$1,407	(2)	$1,274	$1,966
Reserve for excess, slow moving and potentially obsolete material (3)	5,702	1,373	2,567	(2)	2,676	6,966

(1)       Excludes $12,155,000 of inventory and capitalized program cost write-offs resulting from the 2001 restructuring plan.

(2)       Attributable to companies acquired. Reflects historical amounts used to determine the fair value of assets acquired.

(3)       Excludes $5,983,000 of inventory write-downs resulting from the 1999 restructuring plan.