Form 10-Q
period 2002-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2002-05-13
CIK 880765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number 000-22371

DECRANE AIRCRAFT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1645569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2361 Rosecrans Avenue, Suite 180, El Segundo, CA 90245
(Address, including zip code, of principal executive offices)

(310) 725-9123
(Registrant’s telephone number, including area code)

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

☒ Yes    ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 10, 2002 was 100 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2002

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Overview and Trends

Results of Operations

Restructuring and Asset Impairment Charges

Liquidity and Capital Resources

Recent Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Foreign Currency Exchange Risk

Part II – Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,843	$9,794
Accounts receivable, net	54,285	58,451
Inventories	87,862	86,498
Deferred income taxes	13,820	14,063
Prepaid expenses and other current assets	3,122	2,559
Total current assets	170,932	171,365

Property and equipment, net	57,182	61,073
Other assets, principally intangibles, net	411,249	413,273
Total assets	$639,363	$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$17,074	$13,899
Accounts payable	19,187	19,051
Accrued liabilities	52,359	56,626
Income taxes payable	232	133
Total current liabilities	88,852	89,709

Long-term debt	383,075	386,351
Deferred income taxes	31,345	33,597
Other long-term liabilities	7,575	7,438

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock	29,622	28,240

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Additional paid-in capital	120,587	122,469
Notes receivable for shares sold	(2,500)	(2,668)
Accumulated deficit	(16,925)	(17,323)
Accumulated other comprehensive loss	(2,268)	(2,102)
Total stockholder’s equity	98,894	100,376
Total liabilities and stockholder’s equity	$639,363	$645,711

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues	$86,163	$99,151
Cost of sales	60,448	64,106

Gross profit	25,715	35,045

Operating expenses:
Selling, general and administrative expenses	15,497	14,660
Amortization of intangible assets	1,400	4,966
Total operating expenses	16,897	19,626

Income from operations	8,818	15,419

Other expenses:
Interest expense	7,963	10,455
Other expenses, net	146	105

Income before provision for income taxes	709	4,859
Provision for income taxes	311	2,387

Net income	398	2,472

Accrued preferred stock dividends	(1,265)	(1,082)
Preferred stock redemption value accretion	(117)	(117)

Net income (loss) applicable to common stockholder	$(984)	$1,273

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, December 31, 2001	100	$—	$122,469	$(2,668)	$(17,323)	$(2,102)	$100,376

Comprehensive income (loss):
Net loss	—	—	—	—	398	—	398
Translation adjustment	—	—	—	—	—	(163)	(163)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							232

Return of capital in connection with the repurchase of common stock and cashless exercise of options, net of related note receivable repaid	—	—	(568)	200	—	—	(368)
(tax benefit of options exercised)	—	—	14	—	—	—	14

Accrued preferred stock dividends	—	—	(1,265)	—	—	—	(1,265)

Preferred stock redemption value accretion	—	—	(117)	—	—	—	(117)

Compensatory stock option expense	—	—	54	—	—	—	54

Notes receivable interest accrued	—	—	—	(32)	—	—	(32)
Balance, March 31, 2002 (Unaudited)	100	$—	$120,587	$(2,500)	$(16,925)	$(2,268)	$98,894

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Cash flows from operating activities:
Net income	$398	$2,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,985	8,248
Noncash portion of restructuring and asset impairment charges	3,145	—
Deferred income taxes	128	746
Other, net	215	359
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	3,547	(8,799)
Inventories	(2,480)	(4,086)
Prepaid expenses and other assets	(1,177)	(838)
Accounts payable	152	5,302
Accrued liabilities	(3,557)	(10,675)
Income taxes payable	114	1,505
Other long-term liabilities	112	155
Net cash provided by (used for) operating activities	5,582	(5,611)

Cash flows from investing activities:
Cash paid for acquisitions	(707)	(17,247)
Capital expenditures	(623)	(2,604)
Other, net	—	55
Net cash used for investing activities	(1,330)	(19,796)

Cash flows from financing activities:
Net borrowings under senior credit facility	—	23,300
Other long-term borrowings	297	—
Deferred financing costs	(1,629)	—
Principal payments on term debt, capitalized leases and other debt	(451)	(1,001)
Return of capital in connection with shares repurchased	(368)	—
Other, net	(49)	(58)
Net cash provided by (used for) financing activities	(2,200)	22,241

Effect of foreign currency translation on cash	(3)	71

Net increase (decrease) in cash and cash equivalents	2,049	(3,095)
Cash and cash equivalents at beginning of period	9,794	8,199
Cash and cash equivalents at end of period	$11,843	$5,104

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.           Consolidated Financial Statements

The consolidated interim financial statements included in this report are unaudited.  The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods.  All of these adjustments are normal recurring adjustments.

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  The information included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2001 Form 10-K.  Some reclassifications have been made to prior periods’ financial statements to conform to the 2002 presentation.

Note 2.           Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2002

SFAS No. 141 and 142

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Adoption of these accounting pronouncements resulted in the following:

•                  Reassessment of Useful Lives of Intangible Assets.  The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 was completed during the first quarter of 2002.  The remaining useful lives were deemed appropriate.

•                  Reclassification of Intangible Assets.  Intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill were reclassified to goodwill.

•                  Discontinuance of Goodwill Amortization.  Goodwill is deemed to be an indefinite-lived asset.  As a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.

The Company has until June 30, 2002 to complete the first step of the transitional impairment testing of goodwill associated with adopting SFAS No. 142 and until December 31, 2002 to complete the second step, if needed.  The amount of impairment losses recognizable upon adoption, if any, is not known at this time.  The transitional impairment losses, if any, will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002.

A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and other intangible assets is as follows (amounts in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Reported net income	$398	$2,472
Add back goodwill and assembled workforce amortization, net of tax	—	2,881
Adjusted net income	$398	$5,353

SFAS No. 143

Effective January 1, 2002, the Company also adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset.  Adoption of SFAS No. 143 is required for the Company’s fiscal year beginning January 1, 2003 although early application is permitted.  Adoption of SFAS No. 143 did not have an impact on the Company’s business, consolidated financial position, results of operations or cash flows.

SFAS No. 144

Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  Adoption of SFAS No. 144 did not have an impact on the Company’s business, consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncement

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  The Company is currently evaluating the impact this new standard will have on its business, consolidated financial position, results of operations and cash flow.

Note 3.           Restructuring and Asset Impairment Charges

2002 Restructuring of Seat Manufacturing Facilities

In 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two facilities, resulting in the permanent closure of two facilities.  In connection with the restructuring plan, the Company expects to record nonrecurring pre-tax charges to operations totaling $5,145,000 during 2002 for restructuring and asset impairment charges and other related expenses.  Of this amount, $4,043,000 was charged to operations during the three months ended March 31, 2002 as follows (amounts in thousands):

			Remaining Charges to be Incurred
	Total Expected Charges	Charges Recorded to Date

	(Unaudited)
Restructuring and asset impairment charges recorded	$3,895	$(3,895)	$—
Other restructuring related expenses to be recognized as incurred	1,250	(148)	1,102
Total	$5,145	$(4,043)	$1,102

Of the $4,043,000 incurred during the three months ended March 31, 2002, $1,214,000 is included in cost of sales and the remaining $2,829,000 is included in selling, general and administrative expenses.  The restructuring and asset impairment charges and other related expenses are comprised of the following:

•                  Impairment of Long-Lived Assets.  The restructuring plan resulted in the impairment of property and equipment and, accordingly, these assets were written down to their net realizable value.

•                  Inventory and Accounts Receivable Write-Downs.  In connection with the production consolidation, the Company will discontinue manufacturing certain products.  Inventory and certain receivables related to the discontinued products were written down to net realizable value.

•                  Severance and Other Compensation Costs.  Approximately 100 employees will be terminated as soon as the operations are consolidated and the facilities are permanently closed; none have been terminated as of March 31, 2002.

•                  Lease Termination and Other Related Costs.  Lease termination and other related costs are comprised of the net losses expected to be incurred under existing long-term lease agreements for the facilities being permanently vacated.  The losses have been reduced by the expected sublease income.  These expected losses were based on estimated current market rates and anticipated dates that these facilities are subleased.  If market-rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

•                  Other Restructuring-Related Expenses.  Other expenses pertain to FAA retesting and recertification of products manufactured at a different facility, moving, transportation and travel costs and shutdown / startup costs.  These expenses will be charged to operations as incurred.

The Company has commenced with the restructuring plan and expects it to be completed during the third quarter of fiscal 2002.  The components of the restructuring, assets impairment and other nonrecurring charges are as follows (amounts in thousands):

				Balance at March 31, 2002
	Total Charges	Amounts Incurred
		Noncash	Cash
	(Unaudited)
Restructuring and assets impairment charges (1):
Impairment of property and equipment	$1,445	$(1,445)	$—	$—
Inventory and accounts receivable write-downs	1,700	(1,700)	—	—
Severance and other compensation costs	450	—	—	450
Lease termination and other related costs	300	—	—	300
Total restructuring and asset impairment charges (2)	3,895	(3,145)	—	750

Other nonrecurring restructuring-related expenses (3)	1,250	—	(148)	1,102
Total	$5,145	$(3,145)	$(148)	$1,852

Components of charges:
Noncash charges	$3,145	$(3,145)	$—	$—
Cash charges	2,000	—	(148)	1,852
Total	$5,145	$(3,145)	$(148)	$1,852

(1)                                  Reflects charges to operations during the three months ended March 31, 2002.

(2)                                  Balance at March 31, 2002 reflects the remaining accrued liability recorded.

(3)                                  Reflects expenses to be charged to operations as incurred.  Balance at March 31, 2002 reflects an estimate of the costs that will be charged to operations during the remainder of 2002; these costs are not accrued as of March 31, 2002.

Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2001 Restructuring and Asset Impairment Charges

During the second quarter of 2001, the Company adopted a restructuring plan to realign aircraft furniture production programs among its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  This plan primarily affected the Company’s Cabin Management and Specialty Avionics Groups.

In 2001, the Company recorded nonrecurring pre-tax charges to operations of $28,658,000 for restructuring costs and asset impairment charges in connection with these restructuring plans.  The restructuring costs and asset impairment charges were comprised of the following:

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

•                  Realignment of Production Programs Among Facilities.  Costs associated with this realignment were incurred during the fiscal second quarter of 2001.

•                  Severance and Other Compensation Costs.  Since the September 11th terrorist attack, the Company has reduced its total workforce by approximately 400 employees, or 14%, as of March 2002, of which approximately 260 employees had separated as of December 31, 2001.

•                  Lease Termination and Other Related Costs.  Lease termination and other related costs are comprised of the net losses expected to be incurred under the existing long-term lease agreements for facilities permanently vacated.  The losses have been reduced by the expected sublease income.  These expected losses were based on estimated current market rates and anticipated dates that these facilities are subleased.  If market-rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

As of December 31, 2001, $27,049,000 had been incurred, $22,058,000 of which represented a noncash write-down of assets, and the remaining $1,609,000 was reflected as an accrued liability.  Components of the amounts incurred through March 31, 2002 are as follows (amounts in thousands):

	Balance at December 31, 2001		Balance at March 31, 2002
		Amounts Incurred

		(Unaudited)	(Unaudited)
Severance and other compensation costs	$1,185	$(621)	$564
Lease termination and other related costs	424	(116)	308
Total	$1,609	$(737)	$872

Through March 31, 2002, severance and other compensation costs of approximately $1,460,000 have been paid, of which $621,000 was incurred during the three months ended March 31, 2002.  The amounts paid to date have been to manufacturing and administrative employees terminated at the manufacturing facilities either permanently closed or being temporarily idled.  The Company expects to incur the remaining costs during the second quarter of 2002 when the manufacturing facility being temporarily idled ceases operations and the remaining personnel are terminated.

The remaining balance of restructuring costs includes lease termination and other exit costs.  Most of the restructuring plan will be completed by the second quarter of 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs.

No significant adjustments have been made to the original estimates.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Note 4.           Inventories

Inventories are comprised of the following as of March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31, 2002	December 31, 2001

	(Unaudited)
Raw materials	$48,314	$50,503
Work-in-process:
Direct and indirect manufacturing costs	17,417	16,260
Program costs, principally engineering costs	11,710	10,974
Finished goods	6,235	3,089
Costs and estimated earnings in excess of billings on uncompleted contracts	4,186	5,672
Total inventories	$87,862	$86,498

Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead.  In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles that will be recovered from future sales.  Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  In connection with the 2001 restructuring, $7,908,000 of previously inventoried program costs were determined to be unrecoverable and were charged to cost of sales during the fourth quarter of fiscal 2001; no adjustments were required during the first quarter of fiscal 2002.

Total costs and estimated earnings on all uncompleted contracts as of March 31, 2002 and December 31, 2001 are comprised of the following (amounts in thousands):

	March 31, 2002	December 31, 2001

	(Unaudited)
Costs incurred on uncompleted contracts	$60,899	$46,757
Estimated earnings recognized	56,730	50,413
Total costs and estimated earnings	117,629	97,170
Less billings to date	(119,344)	(102,653)
Net	$(1,715)	$(5,483)

Balance sheet classification:
Asset — Costs and estimated earnings in excess of billings	$4,186	$5,672
Liability — Billings in excess of costs and estimated earnings (Note 6)	(5,901)	(11,155)
Net	$(1,715)	$(5,483)

Note 5.           Other Assets

Other assets are comprised of the following as of March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31, 2002	December 31, 2001

	(Unaudited)
Goodwill	$342,133	$337,443
Identifiable intangible assets with finite useful lives	55,284	63,648
Deferred financing costs	11,243	10,204
Other non-amortizable assets	2,589	1,978
Total other assets	$411,249	$413,273

Goodwill

Changes in the carrying amount of goodwill, by business segment (Note 12), for the three months ended March 31, 2002 and the year ended December 31, 2001 are as follows (amounts in thousands):

	Cabin Management Group	Specialty Avionics Group	Systems Integration Group
					Consolidated Total
				Corporate
Three months ended March 31, 2002:
Balance, December 31, 2001	$178,715	$126,495	$28,277	$3,956	$337,443
Reclassification of intangible assets relating to assembled workforce, net of tax	3,076	1,221	386	120	4,803
Foreign currency translation	—	(113)	—	—	(113)
Balance, March 31, 2002 (Unaudited)	$181,791	$127,603	$28,663	$4,076	$342,133

Year ended December 31, 2001:
Balance, December 31, 2000	$187,797	$131,472	$32,982	$4,105	$356,356
Amortization during the period	(1,641)	(1,180)	(295)	(37)	(3,153)
Foreign currency translation	—	(677)	—	—	(677)
Balance, March 31, 2001 (Unaudited)	186,156	129,615	32,687	4,068	352,526

Amortization during the period	(4,999)	(3,529)	(885)	(112)	(9,525)
Impairment losses recognized	(5,058)	—	(3,525)	—	(8,583)
Contingent consideration earned, including acquisition related expenses	3,832	—	—	—	3,832
Cash received from sellers, net of additional liabilities recorded, upon settlement of asserted claims	(1,216)	—	—	—	(1,216)
Foreign currency translation	—	409	—	—	409
Balance, December 31, 2001	$178,715	$126,495	$28,277	$3,956	$337,443

Corporate reflects the portion of goodwill that has not been allocated to a business segment.  The corporate goodwill will be allocated in connection with the transitional impairment testing of goodwill associated with adopting SFAS No. 142.

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31, 2002 (Unaudited)			December 31, 2001
		Accumulated Amortization			Accumulated Amortization
	Cost		Net	Cost		Net

FAA certifications	$45,816	$(9,249)	$36,567	$45,816	$(8,485)	$37,331
Engineering drawings	14,617	(3,059)	11,558	14,617	(2,816)	11,801
Assembled workforce	—	—	—	11,499	(4,535)	6,964
Other identifiable intangibles	12,293	(5,134)	7,159	12,293	(4,741)	7,552
Total identifiable intangibles	$72,726	$(17,442)	$55,284	$84,225	$(20,577)	$63,648

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2006 is as follows: 2002 — $5,601,000; 2003 — $5,574,000; 2004 — $5,521,000; 2005 — $5,521,000; and 2006 — $4,423,000.

Note 6.           Accrued Liabilities

Accrued liabilities are comprised of the following as of March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31, 2002	December 31, 2001

	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$12,829	$17,179
Accrued interest	10,003	4,692
Accrued warranty costs	6,588	4,227
Acquisition related contingent consideration	6,204	6,904
Billings in excess of costs and estimated earnings on uncompleted contracts	5,901	11,155
Customer advances and deposits	3,352	3,260
Other accrued liabilities	7,482	9,209
Total accrued liabilities	$52,359	$56,626

Note 7.           Long-Term Debt

Long-term debt includes the following amounts as of March 31, 2002 and December 31, 2001 (amounts in thousands):

	March 31, 2002	December 31, 2001

	(Unaudited)

Senior credit facility:
$50 million revolving line of credit	$12,000	$12,000
Term loans	275,706	275,706

12% senior subordinated notes	100,000	100,000

Capital lease obligations and term debt financing, secured by property and equipment	10,592	10,745

Other indebtedness	1,851	1,799
Total long-term debt	400,149	400,250
Less current portion	(17,074)	(13,899)
Long-term debt, less current portion	$383,075	$386,351

On March 19, 2002, the Company amended certain of the terms of its senior credit facility.  The amendment combines two $25,000,000 working capital and acquisitions lines of credit into a single $50,000,000 working capital line of credit, increases the prime rate and LIBOR rate margins by 50 basis points, resulting in a range of 2.00% to 3.25% for prime rate borrowings and 3.25% to 4.50% for LIBOR rate borrowings, and amends certain financial covenants, principally through December 31, 2003.

Note 8.           Income Taxes

For the three months ended March 31, 2002, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes.

For the three months ended March 31, 2001, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization.  Prior to the January 1, 2002 adoption of SFAS No. 142, goodwill was amortized for financial reporting purposes.

Note 9.           Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the three months ended March 31, 2002.

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

	(in thousands, except share and per share data)
Balance, December 31, 2001	316,330	$31,633	$(3,393)	$28,240
Accrued dividends and redemption value accretion	12,653	1,265	117	1,382
Balance, March 31, 2002 (Unaudited)	328,983	$32,898	$(3,276)	$29,622

Per share liquidation value as of March 31, 2002 (Unaudited)		$100.00

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum.  Prior to June 30, 2005, the Company may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock.  Since the preferred stock issuance date on June 30, 2000, the Company has elected to issue additional shares in lieu of cash dividends payments.

Common Stock, Stock Options Exercised and Notes Receivable for Shares Sold

During the three months ended March 31, 2002, DeCrane Holdings repurchased and canceled 18,743 common shares from former members of DeCrane Aircraft management.  The former management members also elected to exercise 9,252 vested stock options on a cashless basis.  The $14,000 income tax benefit associated with the stock options exercised was also credited to additional paid-in capital.  In connection with the repurchase, a note receivable collateralized by the repurchased common stock was repaid.

Note 10.         Commitments and Contingencies

Contingent Acquisition Consideration

The Company’s remaining maximum contingent acquisition consideration payment obligation is $600,000 as of March 31, 2002.  The contingent consideration is payable based upon an acquired company’s level of attainment of its defined performance criteria for the year ending December 31, 2002 and excludes amounts earned and recorded through December 31, 2001.  The contingent consideration, if any, is payable during the first quarter of 2003.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared.  The DeCrane Holdings preferred stock has a total redemption value of $56,121,000 as of March 31, 2002, including accumulated dividends.

Note 11.         Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Components of cash paid for acquisitions:
Contingent consideration paid for previously completed acquisitions	$700	$17,075
Additional acquisition related expenses	7	172
Total cash paid for acquisitions	$707	$17,247

Note 12.         Business Segment Information

The Company supplies products and services to the aerospace industry.  The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that develop, manufacture and sell distinct products and services.  The groups and a description of their businesses are as follows:

•                  Cabin Management – provides interior cabin components for the corporate aircraft market, including cabin interior furnishings, cabin management systems, seating and composite components;

•                  Specialty Avionics – designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•                  Systems Integration – provides auxiliary fuel tanks, auxiliary power units and system integration services.

Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of overall economic returns and cash flows.  Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, acquisition related charges and other noncash and nonoperating charges.  This is consistent with the manner in which the Company’s lenders and ultimate investors measure its overall performance.

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

The tables below summarize selected financial data by business segment (amounts in thousands).

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Revenues:
Cabin Management	$45,867	$51,359
Specialty Avionics	25,344	31,273
Systems Integration	15,077	16,734
Inter-group elimination (1)	(125)	(215)
Consolidated totals	$86,163	$99,151

EBITDA:
Cabin Management	$3,978	$13,398
Specialty Avionics	7,011	7,827
Systems Integration	4,296	4,096
Corporate (2)	(2,118)	(1,936)
Inter-group elimination (3)	111	—
Consolidated totals (4)	$13,278	$23,385

Adjusted EBITDA (5):
Cabin Management	$8,021	$13,398
Specialty Avionics	7,011	7,827
Systems Integration	4,296	4,096
Corporate	(2,118)	(1,936)
Inter-group elimination	111	—
Consolidated totals	$17,321	$23,385

Total assets (as of period end):
Cabin Management	$305,047	$317,314
Specialty Avionics	211,446	228,044
Systems Integration	77,553	83,971
Corporate (6)	46,184	39,449
Inter-group elimination (7)	(867)	(339)
Consolidated totals	$639,363	$668,439

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)                      The table below reconciles consolidated EBITDA to income from operations and income before income taxes (amounts in thousands).

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Consolidated EBITDA	$13,278	$23,385
Depreciation and amortization (a)	(4,396)	(7,695)
Acquisition related charges not capitalized	(10)	(81)
Other noncash charges	(54)	(190)
Consolidated income from operations	8,818	15,419

Interest expense	(7,963)	(10,455)
Other expenses, net	(146)	(105)
Consolidated income before income taxes	$709	$4,859

(a)            Reflects depreciation and amortization of long-lived assets, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142) and other intangible assets.  Excludes amortization of deferred financing costs, which are classified as a component of interest expense.  The table below reconciles depreciation and amortization of long-lived assets to consolidated depreciation and amortization (amounts in thousands).

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Depreciation and amortization of long-lived assets	$4,396	$7,695
Amortization of deferred financing costs	589	553
Consolidated depreciation and amortization	$4,985	$8,248

(5)                      Reflects EBITDA before $4,043,000 of restructuring and asset impairment charges and other restructuring related expenses charged to operations during the three months ended March 31, 2002 pertaining to Cabin Management’s restructuring of its seating and related manufacturing facilities (Note 3).

(6)                      Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(7)                      Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 13.         Supplemental Condensed Consolidating Financial Information

In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 7, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes.

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

(4)          Elimination of equity in earnings of subsidiaries.

Balance Sheets

	March 31, 2002 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$11,126	$326	$391	$—		$11,843
Accounts receivable, net	—	52,557	1,728	—		54,285
Inventories	—	86,217	1,645	—		87,862
Other current assets	15,279	1,399	264	—		16,942
Total current assets	26,405	140,499	4,028	—		170,932

Property and equipment, net	3,124	51,764	2,294	—		57,182
Other assets, principally intangibles, net	16,655	385,141	9,453	—		411,249
Investments in subsidiaries	406,286	20,678	—	(426,964	)(1)	—
Intercompany receivables	260,759	133,290	4,324	(398,373	)(2)	—
Total assets	$713,229	$731,372	$20,099	$(825,337)		$639,363

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$15,128	$1,940	$6	$—		$17,074
Other current liabilities	24,209	46,324	1,245	—		71,778
Total current liabilities	39,337	48,264	1,251	—		88,852

Long-term debt	373,006	10,069	—	—		383,075
Intercompany payables	133,218	265,083	72	(398,373	)(2)	—
Other long-term liabilities	36,884	1,761	275	—		38,920

Mandatorily redeemable preferred stock	29,622	—	—	—		29,622

Stockholder’s equity:
Paid-in capital	118,087	336,986	15,440	(352,426	)(1)	118,087
Retained earnings (deficit)	(16,925)	69,300	5,238	(74,538	)(1)	(16,925)
Accumulated other comprehensive loss	—	(91)	(2,177)	—		(2,268)
Total stockholder’s equity	101,162	406,195	18,501	(426,964)		98,894
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$713,229	$731,372	$20,099	$(825,337)		$639,363

	December 31, 2001
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$9,641	$(92)	$245	$—		$9,794
Accounts receivable, net	—	56,973	1,478	—		58,451
Inventories	—	84,864	1,634	—		86,498
Other current assets	15,153	1,138	331	—		16,622
Total current assets	24,794	142,883	3,688	—		171,365

Property and equipment, net	3,355	55,152	2,566	—		61,073
Other assets, principally intangibles, net	15,348	388,269	9,656	—		413,273
Investments in subsidiaries	403,786	20,697	—	(424,483	)(1)	—
Intercompany receivables	256,360	121,030	4,300	(381,690	)(2)	—
Total assets	$703,643	$728,031	$20,210	$(806,173)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$11,839	$2,054	$6	$—		$13,899
Other current liabilities	24,849	49,854	1,107	—		75,810
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt	376,392	9,959	—	—		386,351
Intercompany payables	120,998	260,660	32	(381,690	)(2)	—
Other long-term liabilities	38,847	1,806	382	—		41,035

Mandatorily redeemable preferred stock	28,240	—	—	—		28,240

Stockholder’s equity:
Paid-in capital	119,801	336,986	15,440	(352,426	)(1)	119,801
Retained earnings (deficit)	(17,323)	66,800	5,257	(72,057	)(1)	(17,323)
Accumulated other comprehensive loss	—	(88)	(2,014)	—		(2,102)
Total stockholder’s equity	102,478	403,698	18,683	(424,483)		100,376
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$703,643	$728,031	$20,210	$(806,176)		$645,711

Statements of Operations

	Three Months Ended March 31, 2002 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$85,205	$2,482	$(1,524	)(3)	$86,163
Cost of sales	—	59,873	2,099	(1,524	)(3)	60,448

Gross profit	—	25,332	383	—		25,715

Selling, general and administrative expenses	2,417	12,668	412	—		15,497
Amortization of intangible assets	—	1,400	—	—		1,400
Interest expense	7,684	277	2	—		7,963
Intercompany charges	(7,150)	7,150	—	—		—
Equity in earnings of subsidiaries	(2,500)	(30)	—	2,530	(4)	—
Other expenses (income), net	91	58	(3)	—		146
Provision for income taxes (benefit)	(940)	1,309	(58)	—		311

Net income	$398	$2,500	$30	$(2,530)		$398

	Three Months Ended March 31, 2001 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$98,193	$2,712	$(1,754	)(3)	$99,151
Cost of sales	—	63,502	2,358	(1,754	)(3)	64,106

Gross profit	—	34,691	354	—		35,045

Selling, general and administrative expenses	2,422	11,987	251	—		14,660
Amortization of intangible assets	76	4,787	103	—		4,966
Interest expense	10,194	251	10	—		10,455
Intercompany charges	(5,239)	5,239	—	—		—
Equity in earnings of subsidiaries	(6,398)	(4)	—	6,402	(4)	—
Other expenses (income), net	75	72	(42)	—		105
Provision for income taxes (benefit)	(3,602)	5,961	28	—		2,387

Net income	$2,472	$6,398	$4	$(6,402)		$2,472

Statements of Cash Flows

	Three Months Ended March 31, 2002 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)

Cash flows from operating activities:
Net income	$398	$2,500	$30	$(2,530	)(4)	$398
Noncash adjustments:
Equity in earnings of subsidiaries	(2,500)	(30)	—	2,530	(4)	—
Other noncash adjustments	1,032	7,192	249	—		8,473
Changes in working capital	5,360	(8,558)	(91)	—		(3,289)
Net cash provided by operating activities	4,290	1,104	188	—		5,582

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(707)	—	—	—		(707)
Capital expenditures	(4)	(580)	(39)	—		(623)
Net cash used for investing activities	(711)	(580)	(39)	—		(1,330)

Cash flows from financing activities:
Long-term borrowings	—	297	—	—		297
Deferred financing costs	(1,629)	—	—	—		(1,629)
Principal payments on long-term debt and leases	(97)	(354)	—	—		(451)
Other, net	(368)	(49)	—	—		(417)
Net cash used for financing activities	(2,094)	(106)	—	—		(2,200)

Effect of foreign currency translation on cash	—	—	(3)	—		(3)

Net increase in cash and equivalents	1,485	418	146	—		2,049
Cash and equivalents at beginning of period	9,641	(92)	245	—		9,794

Cash and equivalents at end of period	$11,126	$326	$391	$—		$11,843

	Three Months Ended March 31, 2001 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(in thousands)

Cash flows from operating activities:
Net income	$2,472	$6,398	$4	$(6,402	)(4)	$2,472
Noncash adjustments:
Equity in earnings of subsidiaries	(6,398)	(4)	—	6,402	(4)	—
Other noncash adjustments	2,309	6,470	574	—		9,353
Changes in working capital	(7,077)	(9,601)	(758)	—		(17,436)
Net cash provided by (used for) operating activities	(8,694)	3,263	(180)	—		(5,611)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,247)	—	—	—		(17,247)
Capital expenditures and other	(51)	(2,290)	(208)	—		(2,549)
Net cash used for investing activities	(17,298)	(2,290)	(208)	—		(19,796)

Cash flows from financing activities:
Net senior credit facility borrowings	23,300	—	—	—		23,300
Principal payments on term debt, capitalized leases and other debt	(98)	(896)	(7)	—		(1,001)
Other, net	—	(58)	—	—		(58)
Net cash provided by (used for) financing activities	23,202	(954)	(7)	—		22,241

Effect of foreign currency translation on cash	—	—	71	—		71

Net increase (decrease) in cash and equivalents	(2,790)	19	(324)	—		(3,095)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$4,763	$252	$89	$—		$5,104

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate aircraft.  Currently, we provide a minimal amount of products and services to the military aircraft market and are therefore relatively unaffected by defense spending and other factors affecting that market.

The September 11, 2001 terrorist attack on the United States and weak global economic conditions are adversely impacting the commercial airline industry and, in turn, are having an unfavorable impact upon that portion of our business.  The commercial and regional original equipment and aftermarket/retrofit portions of our business are currently estimated at approximately 31% of our revenues.

In addition, an estimated 60% of our revenues are currently derived from the corporate aircraft original equipment and aftermarket/retrofit business.  The weak global economic conditions have negatively impacted this portion of our business as well, although not as severely as the commercial market.  The remaining 9% of our revenues are derived from the military aircraft and other markets.

In response to these adverse conditions, we announced and implemented a restructuring plan in December 2001 designed to reduce expenses and conserve working capital.  This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  During the first quarter of 2002, we also announced we would consolidate the production of four Cabin Management manufacturing facilities into two facilities, resulting in the permanent closure of two additional facilities.  See “—Restructuring and Asset Impairment Charges” below for additional information.

We believe the commercial aircraft portion of our business will experience significant weakness during 2002 and 2003, with potential recovery occurring during 2004 and continuing into 2005.  We also believe the corporate aircraft portion of our business will experience somewhat more moderate weakness during 2002 and 2003 with aircraft deliveries recovering in 2004 and continuing growth thereafter.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues.  Revenues decreased $13.0 million, or 13.1%, to $86.2 million for the three months ended March 31, 2002 from $99.2 million for the three months ended March 31, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
	Amount	Percent
	(in millions)
Cabin Management	$(5.5)	(10.7)%
Specialty Avionics	(5.9)	(19.0)
Systems Integration	(1.7)	(9.9)
Inter-group elimination	0.1
Total	$(13.0)

Cabin Management.  Revenues decreased by $5.5 million, or 10.7% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the adverse impact the weak global economic conditions are having on the corporate aircraft market in 2002 versus 2001 as follows:

•                      a $2.5 million decrease in aircraft furniture and related products revenues;

•                      a $3.0 million decrease in audio and entertainment products revenues; and

•                      a $2.3 million decrease in seating products revenues; offset by

•                      a $2.3 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $5.9 million, or 19.0% compared to the prior year, due to:

•                      a $3.7 million decrease resulting from lower volume for our interconnect products; and

•                      a $2.2 million decrease in cockpit audio, communications, lighting and power and control devices revenues resulting from a slowdown in the commercial airline production.

Systems Integration.  Revenues decreased by $1.7 million, or 9.9% compared to the prior year, due to a decrease in our commercial airline business in the aftermath of September 11th.

Gross profit.  Gross profit decreased $9.3 million, or 26.6%, to $25.7 million for the three months ended March 31, 2002.  Gross profit for the three months ended March 31, 2002 is reduced by $1.2 million of restructuring charges, of which $1.1 million are noncash charges, relating to the closure of two manufacturing facilities in our Cabin Management group.  Excluding these charges, gross profit decreased $8.1 million compared to the prior year and gross profit as a percent of revenues was 31.3% for the three months ended March 31, 2002 compared to 35.3% for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
	Amount	Percent
	(in millions)
Cabin Management	$(7.9)	(43.5)%
Specialty Avionics	(1.1)	(10.5)
Systems Integration	(0.4)	(6.9)
Inter-group elimination	0.1
Total	$(9.3)

Cabin Management.  Gross profit decreased by $7.9 million, or 43.5% compared to prior year, primarily due to:

•                      a $4.7 million decrease in profit margins associated with lower volume for our corporate aircraft furniture products;

•                      a $1.2 million decrease caused by 2002 restructuring charges related to the consolidation of our seating and related manufacturing operations; and

•                      a $1.7 million decrease in gross profit related to lower volume for our in-flight entertainment products.

Specialty Avionics.  Gross profit decreased by $1.1 million, or 10.5% compared to the prior year, due to:

•                      a $0.8 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products; and

•                      a $0.8 million decrease caused by lower volume for our interconnect products; offset by

•                      a $0.5 million increase related to a shift in product mix to items with higher margins.

Systems Integration.  Gross profit decreased by $0.4 million, or 6.9% compared to the prior year, due to lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.8 million, or 5.7%, to $15.5 million for the three months ended March 31, 2002, from $14.7 million for the same period last year.  SG&A expenses for the three months ended March 31, 2002 includes $2.8 million of restructuring and asset impairment charges, of which $2.0 million are noncash charges.  Excluding these restructuring and asset impairment charges, SG&A expenses decreased $2.0 million compared to the prior year and SG&A expenses as a percent of revenues of 14.7% for the three months ended March 31, 2002 is comparable to 14.8% for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
	Amount	Percent
	(in millions)
Cabin Management	$2.1	30.6%
Specialty Avionics	(0.2)	(4.7)
Systems Integration	(0.5)	(16.7)
Corporate	(0.6)
Total	$0.8

Cabin Management.  SG&A expenses increased by $2.1 million, or 30.6% over the prior year, due to:

•                      a $2.8 million increase caused by 2002 restructuring charges relating to the consolidation of our seating and related manufacturing operations, offset by

•                      a $0.7 million decrease in expenses as a result of cost reduction measures implemented in 2001 in response to lower sales volume resulting from the weak global economic conditions.

Specialty Avionics.  SG&A expenses decreased by $0.2 million, or 4.7% compared the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of 2001.

Systems Integration.  SG&A expenses decreased by $0.5 million, or 16.7% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of 2001.

Corporate.  SG&A expenses decreased by $0.6 million compared to the prior year, primarily due to workforce and travel expense reductions.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $3.3 million to $4.4 million for the three months ended March 31, 2002 compared to $7.7 million for the same period in 2001, primarily resulting from the adoption of new accounting standards.  Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $3.6 million for the three months ended March 31, 2001, which includes $0.4 million of assembled workforce amortization, now deemed part of goodwill.  Excluding the effect of the accounting change, depreciation and amortization increased $0.3 million as a result of capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $10.1 million, or 43.2%, to $13.3 million for the three months ended March 31, 2002, from $23.4 million for the same period last year.  Operating income decreased $6.6 million to $8.8 million for the three months ended March 31, 2002, from $15.4 million for the same period last year. EBITDA and operating income for the three months ended March 31, 2002 are reduced by $4.0 million of restructuring and asset impairment charges, $3.1 million of which are noncash charges, relating to the consolidation of our seating and related manufacturing facilities in our Cabin Management group.

Excluding these charges, EBITDA decreased $6.1 million, or 25.9%, to $17.3 million compared to the same period last year and operating income decreased $2.6 million, or 16.6%, compared to the prior year.  EBITDA as a percent of revenues decreased to 20.1% for the three months ended March 31, 2002 from 23.6% for the same period last year.

EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$(9.4)	(70.3)%
Specialty Avionics	(0.8)	(10.4)
Systems Integration	0.2	4.9
Corporate	(0.2)	(9.3)
Inter-group elimination	0.1
Total EBITDA	(10.1)

Depreciation and amortization	3.3
Other noncash and acquisition related charges	0.2
Total operating income	$(6.6)

Cabin Management.  EBITDA decreased by $9.4 million, or 70.3% compared to the prior year, primarily due to:

•                      a $4.0 million restructuring and asset impairment charge relating to the consolidation of our seating and related manufacturing facilities;

•                      a $4.0 million decrease related principally to lower revenues in our aircraft furniture operations, and

•                      a $1.4 million decrease resulting from lower sales volume for audio and in flight entertainment systems.

Specialty Avionics.  EBITDA decreased by $0.8 million, or 10.4% compared to the prior year, as a result of lower demand for our commercial aircraft products offset by the effect of cost reduction programs implemented in 2001 and a favorable shift in product mix.

Systems Integration.  EBITDA increased by $0.2 million, or 4.9% over the prior year, due principally to cost reduction programs implemented in 2001.

Interest expense.  Interest expense decreased $2.5 million, or 23.8%, to $8.0 million for the three months ended March 31, 2002 compared to $10.5 million for the same period last year due almost entirely to lower average interest rates charged by our lenders during 2002.

Provision for income taxes.  The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization for periods prior to the January 1, 2002 adoption of SFAS No. 142.  The difference in the effective tax rates between periods is mostly the result of the adoption of SFAS No. 142.

Net income.  Net income decreased $2.1 million to $0.4 million for the three months ended March 31, 2002 compared to $2.5 million for the same period last year.

Net income (loss) applicable to common stockholder.  Net income applicable to DeCrane Holdings, our common stockholder, decreased $2.3 million to a net loss of $1.0 million for the three months ended March 31, 2002 compared to net income of $1.3 million for the same period last year.  The increase is attributable to:

•                      a $2.1 million decrease in net income; and

•                      a $0.2 million increase in accrued 16% mandatorily redeemable preferred stock dividends; the accrued dividends are compounded quarterly.

Bookings.  Bookings decreased $30.7 million, or 28.0%, to $79.0 million for the three months ended March 31, 2002 compared to $109.7 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

Backlog at end of period.  Backlog decreased $7.1 million to $142.8 million as of March 31, 2002 compared to $149.9 million as of December 31, 2001.

The decrease in bookings and resulting backlog in 2002 primarily results from the continuing adverse impact on our businesses of the aftermath of the events of September 11th and weak global economic conditions.

As described in “—Industry Overview and Trends,” the events of September 11th and its aftermath are having an adverse impact on the aerospace industry and, in turn, are having an unfavorable impact on the commercial airline portion of our business.  In addition, weak global economic conditions have negatively impacted other portions of our business as well.  We are not currently able to determine the continuing impact these events will have on our bookings and resulting backlog for future periods.  However, given the magnitude of these events, the impact could be material.

Restructuring and Asset Impairment Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

2002 Restructuring of Seat Manufacturing Facilities

In 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two facilities, resulting in the permanent closure of two facilities.  In connection with the restructuring plan, the Company expects to record nonrecurring pre-tax charges to operations totaling $5.1 million during 2002 for restructuring and asset impairment charges and other related expenses.  Of this amount, $4.0 million was charged to operations during the three months ended March 31, 2002, $3.1 million of which were noncash charges.  The remaining $1.1 million of other restructuring related expenses will be charged to operations as incurred during the remainder of 2002.

Of the $4.0 million incurred during the three months ended March 31, 2002, $1.2 million is included in cost of sales and the remaining $2.8 million is included in selling, general and administrative expenses.  The restructuring and asset impairment charges and other related expenses are comprised of charges of the impairment of long-lived assets, inventory and accounts receivable write-downs, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving and transportation costs and shutdown and startup costs.

Cash costs incurred during the three months ended March 31, 2002 were negligible.  A $0.8 million restructuring reserve remains at March 31, 2002 for severance and lease termination costs.  We expect to complete this plan in the third quarter of 2002.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2001 Restructuring and Asset Impairment Charges

During the second quarter of 2001, we adopted a restructuring plan to realign aircraft furniture production programs among our manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  This plan primarily affects our Cabin Management and Specialty Avionics Groups.

In connection with these restructuring plans, we recorded nonrecurring pre-tax charges to operations of $28.7 million in 2001, of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  Of this amount, $16.1 million is included in cost of sales and the remaining $12.6 million is included in selling, general and administration expenses.

During 2001, we paid $5.0 million of costs related to this restructuring in cash and a $1.6 million restructuring reserve remained at December 31, 2001 for severance, lease termination and other related costs.  During the three months ended March 31, 2002, we paid an additional $0.7 million in severance and lease termination costs; a $0.9 million restructuring reserve remains at March 31, 2002.  We expect to complete this plan in the second quarter of 2002 and costs have been within our expectations.  As a result, no adjustments have been made to our original estimates.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Liquidity and Capital Resources

We have required cash primarily to fund acquisitions, capital expenditures and for working capital.  Historically, our principal sources of liquidity have been cash flow from operations, third party borrowings, capital contributions from DeCrane Holdings and the issuance of preferred stock.

Net cash provided by operating activities was $5.6 million for the three months ended March 31, 2002 and consisted of $8.9 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $3.4 million used for working capital, and $0.1 million provided by an increase in other liabilities.  The following factors contributed to the $3.4 million working capital increase:

•                      a $3.4 million net decrease in accounts payable and accrued expenses;

•                      a $2.5 million inventory increase resulting from longer production lead times and new product development costs,

primarily engineering costs, for new cabin interior products and components; and

•                      a $1.2 million increase in prepaid expenses and other current assets; offset by

•                      a $3.6 million accounts receivable decrease resulting from timing differences relating to progress and final billings on long-term contracts versus the associated collection and the timing of other collections; and further offset by

•                      a $0.1 million increase in income taxes payable.

Net cash used for investing activities was $1.3 million for the three months ended March 31, 2002 and consisted of:

•                      $0.7 million of contingent acquisition consideration paid during 2002; and

•                      $0.6 million for capital expenditures.

We anticipate spending approximately $6.0 to $8.0 million for capital expenditures in 2002, which includes approximately $2.0 million for improvements to the manufacturing facilities that will house the combined operations of the facilities being closed in 2002.

Net cash used for financing activities was $2.2 million for the three months ended March 31, 2002 and was provided by cash from operations and $0.3 million of additional long-term borrowings.  Cash of $2.5 million was used to pay financing costs associated with amending our senior credit facility, make principal payments on our term debt, capitalized leases and other debt and repurchase stock and options from former management employees.

At March 31, 2002, senior credit facility borrowings totaling $287.7 million are at variable interest rates based on defined margins over the current prime or LIBOR rates.  At March 31, 2002, we also had $82.1 million of working capital and had $38.0 million of borrowings available under our revolving line of credit.

We are being affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath is having a severe adverse impact on the aerospace industry and, in turn, is having an unfavorable impact on portions of our business.  In addition, the weak global economic conditions are adversely impacting other portions of our business as well.  As described in “—Restructuring and Asset Impairment Charges,” we are taking measures to reduce costs and conserve working capital.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2002

As more fully described in Note 2 accompanying our financial statements included in this report, we adopted the provisions of the following accounting pronouncements effective January 1, 2002:

•                      SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142;

•                      SFAS No. 143, “Accounting for Asset Retirement Obligations;” and

•                      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recently Issued Accounting Pronouncement

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  We are currently evaluating the impact this new standard will have on our business, consolidated financial position, results of operations and cash flow.

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

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rates and changes in foreign currency exchange rates.  Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.  From time to time, we use derivative financial instruments to manage and reduce risks associated with these factors.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  A significant portion of our capital structure is comprised of long-term variable- and fixed-rate debt.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or LIBOR rates.  At March 31, 2002, the current prime rate was 4.75% and the current LIBOR rate was 2.03%.  Based on $287.7 million of variable-rate debt outstanding as of March 31, 2002, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 3.03% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert an additional $4.5 million variable-rate debt to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of March 31, 2002, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $92.0 million at March 31, 2002.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Refer to the legal proceedings described in Item 3 of our Form 10-K for the year ended December 31, 2001.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	3.26.1.1	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc. *

	3.30.1	Certificate of Formation of DeCrane Cabin Interiors, LLC *

	3.30.2	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC *

	21.1	List of Subsidiaries of Registrant *

*         Filed herewith

b.              Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

May 13, 2002	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director