Form 10-K
period 2002-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2003-04-15
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER 000-22371

DECRANE AIRCRAFT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1645569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2361 Rosecrans Avenue, Suite 180 El Segundo, California 90245 (310) 725-9123
(Address and Telephone Number of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Nil

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of Common Stock outstanding on March 28, 2003 was 100.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which are difficult to predict.  Changes in such factors could cause actual results to differ materially from those contemplated in such forward-looking statements as we describe in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors.”  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our Operating Groups

We are organized into three operating groups, consistent with the segments in which we operate: Cabin Management, Specialty Avionics and Systems Integration.  Through our operating groups, we offer a complete line of cabinetry, galleys, seating and cabin management systems for corporate, VIP and head-of-state aircraft, as well as specialty avionics components and systems integration services.

On March 14, 2003 we entered into a definitive agreement to sell our Specialty Avionics Group for $140.0 million in cash.  The sale is expected to close prior to June 30, 2003 and is subject to customary closing conditions, including financing and the receipt of regulatory and other third-party approvals.  The sale of our Specialty Avionics Group is not expected to affect the operations of our remaining operating groups.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information.

Our historical financial position and results of operations have also been affected by our history of acquisitions.  Our acquisitions are described in “—Other Information–Acquisitions” below.

Cabin Management Group

DeCrane’s Cabin Management Group contributed approximately 53% of our revenues for the year ended December 31, 2002.

Business Description

Our Cabin Management Group is a leading independent provider of cabin products, with a primary focus on serving the corporate, VIP and head-of-state aircraft market.  Since 1997, our Cabin Management Group has acquired nine companies involved in the engineering, manufacturing and assembly of the key components for the interior of a corporate/VIP/head-of-state aircraft, including cabin interior furnishings, cabin management systems, seating and composite components.  Our Cabin Management Group serves major manufacturers of corporate/VIP/head-of-state aircraft, including Boeing Business Jet, Bombardier, Cessna, Dassault, Gulfstream and Raytheon.

The Cabin Management Group introduced the concept of modularity to the corporate, VIP and head-of-state aircraft market by offering totally integrated interior products.  In our view, one of the greatest challenges facing the industry’s aircraft manufacturers is minimizing the lead-time necessary to complete an unfinished “green” aircraft.  We also believe our distinctive approach of delivering integrated assemblies and sub-assemblies addresses this challenge by providing our customers with entire pre-engineered, pre-wired and pre-plumbed modular cabin interiors and management systems ready for final integration into the aircraft.  We believe our totally integrated interior products enable our customers to reduce their lead times, supplier base and overall costs.

The Cabin Management Group is guided by our overall strategy to gain market leadership positions in high-growth segments of the aerospace industry by building more related product capabilities than any other company in the industry.  To that end, our Cabin Management Group has focused on pursuing two, closely related, strategic imperatives:

•                  Building Critical Mass in Cabin Interior Furnishings, Cabin Management Systems and Seating for the Corporate, VIP and Head-of-State Aircraft Markets.  Our Cabin Management Group is aggressively focused on broadening and deepening its product offerings to the corporate, VIP and head-of-state aircraft markets.  As a result of this strategy, we have increased revenue content per plane with our existing customer base and have successfully attracted new customers.

•                  Developing Capabilities to Provide Modular “Total Cabin Solutions” to the Corporate, VIP and Head-of-State Aircraft Market.  Consistent with our overall corporate strategy to build integrated system solutions, the Cabin Management Group is focused on aggregating its capabilities to provide partial or fully assembled modular corporate/VIP/head-of-state aircraft cabin interiors to its customers.

In order to meet these strategic objectives, we have aggressively pursued growth in our Cabin Management Group through selective acquisitions.

Products and Services

Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services.  Approximately 53% of our Cabin Management Group’s revenues in 2002 were from two customers, Textron and Bombardier.  Our products and services are in four broad categories, as summarized below.

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

Our interior furnishings products and services provided approximately 33% of our consolidated revenues in 2002 and 2001 and 32% in 2000.

Competition

The markets served by our Cabin Management Group are fragmented, with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  Our Cabin Management Group generally faces competition from a group of smaller companies and enterprises, except for the corporate, VIP and head-of-state aircraft manufacturers and independent completion centers.  We believe that the principal competitive factors in the markets we serve are quality, price, timely deliveries and overall customer service.  Our principal competitors are summarized below.

Interior Furnishings		Cabin Management Systems
•	BE Aerospace	•	DPI Labs
•	C & D Interiors	•	Honeywell Cabin Management Systems and Services
•	Global Technology	•	IEC, International
•	Hiller	•	Rockwell Collins / Airshow
•	The Nordam Group
•	Independent completion centers	Composite Components
•	Corporate, VIP and head-of-state aircraft manufacturers and completion centers	•	AAR
		•	Fibre Art
Seating		•	Plastic Fab
•	BE Aerospace	•	Scale Composite Works
•	Fisher (Germany)	•	The Nordam Group

Specialty Avionics Group

DeCrane’s Specialty Avionics Group contributed approximately 29% of our revenues for the year ended December 31, 2002.  As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” on March 14, 2003 we entered into a definitive agreement to sell our Specialty Avionics Group.

Business Description

Our Specialty Avionics Group supplies aircraft avionics components to the commercial and military aircraft markets as well as to several avionics systems suppliers including Honeywell and Rockwell Collins.  We focus on assembling design, engineering and manufacturing capabilities across several specialty avionics product categories, including cockpit and cabin audio management systems, flight deck visual display and communication systems, power and control devices, and specialty interconnect solutions such as contacts, connectors and various harness assemblies.  Our Specialty Avionics Group is also a leading manufacturer of high quality electrical contacts for military and aviation applications.

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

Products and Services

Our Specialty Avionics Group designs, engineers and manufactures electronic components, electronic display devices and interconnect components and assemblies.  Approximately 15% of our Specialty Avionics Group’s revenues in 2002 were from Boeing.  The products we offer are described below.

Cockpit and Cabin Audio, Communication, Lighting and Power and Control Devices.  Our Specialty Avionics Group is a leading manufacturer of cockpit audio, lighting and power and control devices, including selective calling system decoders, used in commercial, regional and corporate, VIP and head-of-state aircraft.  We also manufacture a variety of other commercial aircraft safety system components, including warning tone generators, temperature and de-icing monitoring systems, steep approach monitors and low voltage power supplies for traffic collision avoidance systems.  These products have provided approximately 13% of our consolidated revenues over the last three years.

Electrical Contacts.  Contacts conduct electronic signals or electricity and are installed at the terminus of a wire or an electronic or electrical device.  We supply precision-machined contacts for use in connectors found in virtually every electronic and electrical system on a commercial aircraft.  We sell contacts directly to aircraft and related electronics manufacturers and through our private labeling programs to several major connector manufacturers who sell connectors to the same markets under their brand name.  Our contacts are also widely used in military aircraft as well as a variety of commercial and defense telecommunication and data communication applications.

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

Liquid Crystal Display Devices.  We manufacture a wide variety of displays in both dichroic and twisted nematic formats, as well as LCD modules used in commercial and military aircraft.  LCD modules are liquid crystal displays packaged with a backlight source, and additional mechanical and electronic components that are plug-and-play ready for our customers’ instrument display applications.  Dichroic displays perform best in situations with high ambient lighting and low backlighting.  Twisted nematic displays are suited for situations where a strong backlight is required.  Our LCD products are used in a variety of flight deck applications such as auto pilot flight control systems, fuel quantity indicators, exhaust gas temperature indicators, airborne communications, navigation and safety systems and transportation signage.  Dichroic and twisted nematic liquid crystal display products are widely used in the aerospace industry because they are easily adapted to custom design and possess a variety of high performance characteristics, including wide viewing angles, high readability in sunlight and the ability to withstand wide temperature fluctuations.  We also manufacture a variety of electronic clock instruments for commercial and military aircraft, including fixed wing and rotary wing, all of which use our LCD devices.

Wire Marking and Crimping Equipment.  We design and manufacture surface preparation and wire marking systems.  Our products include laser and inkjet marking systems, atmospheric plasma systems and automatic crimping systems.  Our products are used in the aerospace, defense, medical device and biomedical industries, principally wire and cable fabricators, wire processors, fiber optics manufacturers and consumer-based products manufacturers.

Competition

The markets served by our Specialty Avionics Group are fragmented, with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  Our Specialty Avionics Group generally faces competition from large, diversified companies that produce a broad range of products.  We believe that the principal competitive factors in the markets we serve are product innovations, technological superiority and performance, quality, price, timely deliveries and overall customer service.  Our principal competitors are summarized below.

Cockpit and Cabin Audio, Communication, Lighting and Power and Control Devices		Connector and Harness Assemblies
		•	AMP (connectors)
•	Baker Electronics	•	Carlyle (harness assemblies)
•	Diehl GmbH (Germany)	•	Electronic Cable Specialists (harness assemblies)
•	Gables Engineering
•	Korry	•	ITT Cannon (connectors)
•	Team (France)	•	Radiall S.A. (France) (connectors)

Electrical Contacts		Liquid Crystal Displays and Chronometers
•	Deutsch	•	Air Precision
•	Lemco	•	Davtron
•	Several small contact blank suppliers	•	DCI (LCD’s only)
		•	Electronique Martin (LCD’s only)
		•	Smiths Group

Systems Integration Group

DeCrane’s Systems Integration Group contributed approximately 18% of our revenues for the year ended December 31, 2002.

Business Description

Our Systems Integration Group provides aircraft retrofit, completion and refurbishment solutions, from conceptual design to Federal Aviation Administration certification, including engineering, manufacturing and installation.  Our largest business is the design, production and installation of auxiliary fuel systems, which extend the range of an aircraft.  Our Systems Integration Group has an exclusive long-term contract with Boeing Business Jet to design, manufacture and install auxiliary fuel systems on the BBJ, a Boeing 737-700IGW, and the BBJ2, a Boeing 737-800, and is one of only three world-wide approved BBJ/BBJ2 service centers.  We also focus on regulatory authority safety mandates and believe we are the major supplier of integration kits for smoke detection and fire suppression in the cargo hold.  We also perform structural, avionics and mechanical systems modifications and FAA certification of those modifications before returning an aircraft to service.  During 2002, we delivered our first corporate/VIP/head-of-state aircraft interior completion on a BBJ2 aircraft and are under contract to perform an interior completion on a BBJ aircraft for delivery in 2003.

The aerospace industry is highly regulated in the United States by the FAA and similar regulatory agencies abroad, such as the European Joint Aviation Authorities (commonly referred to as the JAA), to ensure that aviation products and services meet stringent safety and performance standards.  There are a limited number of companies that have the necessary Designated Alteration Station authorization to offer aircraft certification on behalf of the FAA.  Our Systems Integration Group is authorized to provide the full spectrum of services, from design to FAA certification, needed for timely retrofitting of an aircraft, thus providing a significant competitive advantage.

Our Systems Integration Group has adopted a two-pronged strategic approach to managing its operations:

•                  Develop the Most Comprehensive Integrated Retrofit Offering.  For the last twelve years, our Systems Integration Group has focused on developing the capabilities necessary to provide a fully integrated offering with respect to aircraft refurbishing and aircraft retrofitting with FAA mandated changes and technological innovations.  Through several related acquisitions and aggressive internal product development, our Systems Integration Group has become one of the few non-OEM related operations with the authority to provide alteration services and to offer FAA certification of aircraft that undergo overhaul.  This certification ability represents a significant competitive advantage, as we can offer all the products and services required to re-commission an aircraft in a timely and cost efficient manner.  We believe we have developed the most comprehensive offering in retrofitting aircraft with auxiliary fuel systems in the industry.

•                  Target Development of Specialty Products and Services Relating to Regulatory Authority Mandates.  Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution “kits” in response to FAA and JAA mandated aircraft upgrades.  Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new regulatory authority mandates.  For example:

•                  Many domestic commercial airlines believe the FAA will issue a safety mandate requiring cockpit door video surveillance on every commercial aircraft traveling in U.S. domestic airspace in 2003.  In response, we consulted with commercial airlines and developed what we believe to be a low-cost, high quality cockpit door video surveillance system.  Our Sentry One™ system is based on an in-house developed camera control unit with integral power supplies and is combined with state-of-the-art extreme low light cameras and 5.6” video monitors with existing FAA approvals.  We believe we will obtain rapid FAA approval of our Sentry One™ system once the final specific requirements of the safety mandate are determined.

•                  We believe the JAA will mandate new fire safety measures for all aircraft in Europe, similar to the FAA mandate in the United States.  We expect to develop a stand-alone kit, similar to our FAA approved kit, which can be quickly incorporated into an aircraft to ensure compliance with the JAA ruling with minimal downtime.

Products and Services

Our Systems Integration Group provides auxiliary fuel systems, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification.  Customers include Boeing (Boeing Business Jet, Boeing’s Commercial Airplane Group and Boeing Integrated Defense Systems), Bombardier, Cessna, Gulfstream, Honeywell, Raytheon and Rockwell Collins.  Approximately 56% of our Systems Integration Group’s revenues in 2002 were from Boeing.  The products and services we provide are described below.

Auxiliary Fuel Systems and Power Units.  We design, engineer, manufacture and install auxiliary fuel systems for corporate, VIP, head-of-state and commercial aircraft.  Our unique design and construction have made us a leader in the auxiliary fuel system market.  We also manufacture auxiliary power units, which provide ground power to corporate jets made by Bombardier, Cessna, Gulfstream, Learjet and Raytheon.  These products and services provided approximately 11% of our consolidated revenues in 2002.

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

Aircraft Completion and Modification Services.  We are one of only three world-wide approved Boeing Business Jet Service Centers providing extensive completion, modification and integration services to the corporate, VIP and head-of-state aircraft market.

Retrofit and Refurbishment Services.  We also provide retrofit and refurbishment services, including engineering, kit manufacturing, installation and certification, to both commercial and corporate/VIP/head-of-state aircraft customers.

Competition

The markets served by our Systems Integration Group are fragmented with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  Our Systems Integration Group generally faces competition from a group of smaller companies and enterprises, except for the corporate/VIP/head-of-state aircraft manufacturers and independent completion centers.  We believe that the principal competitive factors in the markets we serve are quality, price, timely deliveries and overall customer service.  Our principal competitors are summarized below.

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

Other Information

Acquisitions

Companies Acquired by DeCrane Aircraft

During the five years ended December 31, 2002, DeCrane Aircraft has acquired the stock or assets of eight significant businesses, as such term is defined by Securities and Exchange Commission rules, as follows:

Cabin Management Group

•                  all of the common stock of Precision Pattern, Inc., a Kansas-based designer and manufacturer of interior furniture components for corporate, VIP and head-of-state aircraft, on April 23, 1999;

•                  substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for corporate, VIP and head-of-state aircraft, on August 5, 1999;

•                  substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for corporate, VIP and head-of-state aircraft, on October 6, 1999;

•                  substantially all of the assets of The Infinity Partners, Ltd., a Texas-based designer and manufacturer of interior furniture components for middle- and high-end corporate, VIP and head-of-state aircraft, on December 17, 1999;

•                  substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

•                  all of the common stock of ERDA, Inc. (subsequently renamed DeCrane Aircraft Seating Co., Inc.), a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000;

Specialty Avionics Group

•                  all of the common stock of Avtech Corporation, a Washington-based designer and manufacturer of avionics components for commercial and corporate, VIP and head-of-state aircraft, on June 26, 1998; and

Systems Integration Group

•                  all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel systems for corporate, VIP and head-of-state aircraft and a manufacturer of aircraft auxiliary power units, on January 22, 1999.

All of the acquisitions were accounted for as purchases.  We intend to use the acquired assets to manufacture products similar to those previously manufactured by the companies prior to their acquisition.  Our financial statements reflect the acquired companies subsequent to their respective acquisition dates.  As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses and capital structure.  Our acquisitions are described in Note 3 accompanying our financial statements included in this report.

DeCrane Holdings’ Acquisition of DeCrane Aircraft

DeCrane Holdings Co. and DLJ Merchant Banking Partners II, L.P. and affiliated entities acquired all of the stock of DeCrane Aircraft in August 1998 for $186.3 million.  This acquisition is referred to in this report as the DLJ acquisition.  As a result of the DLJ acquisition, DeCrane Aircraft presents its financial information on a predecessor/successor basis.

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

Customers

We estimate that in 2002, we sold our products and services to approximately 1,500 customers.  Our primary customers include manufacturers of aircraft and related avionics equipment, airlines, aircraft component manufacturers and distributors, and aircraft repair and modification companies.

Each of the following customers accounted for 10% or more of our consolidated revenues for the year ended December 31, 2002:

Significant Customers	Cabin Management Group	Specialty Avionics Group	Systems Integration Group	Consolidated Total(1)

Percent of consolidated revenues:
Textron(2)	16.6%	0.8%	—%	17.4%
Boeing(3)	1.0	4.5	9.9	15.4
Bombardier	11.3	1.9	1.0	14.2
Consolidated revenues	28.9%	7.2%	10.9%	47.0%

Percent of group revenues(4):
Textron(2)	31.3%	2.6%	0.1%
Boeing(3)	1.9	15.3	55.7
Bombardier	21.4	6.5	5.4
Group revenues	54.6%	24.4%	61.2%

(1)                                  Historical data for the three years ended December 31, 2002 is presented in Note 16 accompanying our financial statements included in this report.

(2)                                  Includes Cessna.

(3)                                  Reflects only our direct revenues from Boeing.  Excludes revenues from components our Specialty Avionics Group provides indirectly to Boeing through its sales to other Boeing suppliers.  Our Systems Integration Group’s revenues from Boeing result from auxiliary fuel systems for the Boeing Business Jet.

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

Significant portions of our revenues from our major customers are pursuant to contracts that may include a variety of terms favorable to the customer.  Such terms may include our agreement to one or more of the following:

•                  the customer is not required to make purchases, and may terminate such contract at any time;

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

Backlog

As of December 31, 2002, we had an aggregate sales order backlog of $105.6 million compared to $149.9 million as of December 31, 2001, as follows:

	December 31,
(In thousands)	2002	2001

Cabin Management	$31,679	$43,653
Specialty Avionics	38,760	50,410
Systems Integration	35,126	55,865
Consolidated totals	$105,565	$149,928

Orders are usually filled within twelve months; however, backlog totaling $12.8 million as of December 31, 2002 is scheduled for delivery in 2004 and beyond.  Orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them.  Period-to-period comparisons of backlog figures may not be meaningful.  For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Trends,” the acts, and ongoing threats, of global terrorism and the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting air travel and, in turn, the aerospace industry and our business.  We are not able to predict the continuing impact these events will have in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Employees

As of December 31, 2002, we had 2,176 employees: 1,117 in our Cabin Management Group; 733 in our Specialty Avionics Group; 313 in our Systems Integration Group; and 13 in our corporate office.  None of our employees are subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes.  We believe that we generally have a good relationship with our employees.

Research and Development

We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA.  Total expenditures were $2.5 million for the year ended December 31, 2002, $3.7 million during the year ended December 31, 2001 and $4.6 million during the year ended December 31, 2000.

Financial Information About Geographic Areas

Financial information about our revenues and assets by geographic area are included in Note 16 accompanying our financial statements included in this report.

Seasonality

Our businesses generally are not seasonal in nature.

Sales and Marketing

Our Cabin Management Group has designated relationship managers who are responsible for maintaining and cultivating relationships with customers.  In addition, a dedicated sales force is utilized for some of our products and services.

Our Specialty Avionics Group utilizes a dedicated sales force, distributors and independent sales representatives to execute its sales and marketing strategy.  We have distributors that purchase, stock and resell several of our product lines.

Our Systems Integration Group has a dedicated sales force that handles most of its sales activities.

We are continuously seeking opportunities to combine our sales efforts across all of our operating groups in order to ensure that all sales opportunities are explored and that we maximize our revenue content per plane.  We may also assign marketing and sales responsibilities for key customers to one of our senior corporate executives.

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

Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards.  When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification.  Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services.  Some of these certificates we obtain were or eventually will be transferred to our customers.  As of December 31, 2002, we own and/or manage on behalf of our customers approximately 300 Supplemental Type Certificates.  Many are multi-aircraft certificates, which apply to all of the aircraft of a single type.  We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve and believe we will be able to obtain such certificates as the need arises.

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

After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package.  We have nine Parts Manufacturer Approvals and over 215 supplements to those approvals.  In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility’s production quality control system.  Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate.  We routinely apply for and receive such Parts Manufacturer Approval supplements.  In order to perform the actual installations of a modification, we are also required to have FAA approval.  This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates.  In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station.  As of December 31, 2002, we had nine authorized repair stations and employed over 120 FAA certified representatives.

Occupational Safety and Health Administration

Our manufacturing operations in the United States are subject to a variety of worker and community safety laws.  The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees.  In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances and has established specific safety standards for workplaces engaged in the treatment, disposal or storage of hazardous waste.  We believe that our operations are in material compliance with OSHA’s health and safety requirements.

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

Some of our manufacturing processes create wastewater that requires chemical treatment, and one of our facilities was cited for excessive quantity and strength of its wastewater.  The costs associated with remedying that failure were not material.

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

We operate in a number of manufacturing, engineering and office facilities in the United States and abroad.  At December 31, 2002, we utilized approximately 1.3 million square feet of floor space, approximately 93% of which is located in the United States.  We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future.  Our operating groups’ facilities at December 31, 2002 are summarized below.

(In thousands of square feet)	Leased	Owned	Total

Cabin Management	506	204	710
Specialty Avionics	164	88	252
Systems Integration	114	150	264
Corporate	8	—	8
Total in use	792	442	1,234

Not in use, held for sale	—	104	104
Not in use, subleased to others	84	32	116
Total	876	578	1,454

In addition to the 252,000 square feet of facilities used by the Specialty Avionics Group, an additional 32,000 square feet of owned facilities not in use and subleased to others will be transferred to the buyer in connection with our sale of the group in 2003.  The sale of the Specialty Avionics Group will not have an impact on the utilization of our remaining facilities.

ITEM 3.	LEGAL PROCEEDINGS

As part of its investigation of the crash of Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) initially notified us that it recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of our subsidiaries.  Our subsidiary has worked vigorously over the last four years with the CTSB investigators in the fact-finding investigation of this catastrophic incident.  On March 27, 2003, the CTSB released its final report on its investigation.  This report indicated that the CTSB was unable to conclusively determine the cause of the fire which led to the crash of the aircraft.

Families of most of the 229 persons who died aboard the flight have filed actions in federal and state courts against us, our subsidiary, and many other unaffiliated parties, including Swissair and Boeing (“Passenger Actions”).  The Passenger Actions claim negligence, strict liability, and breach of warranty relating to the installation and testing of the in-flight entertainment system.  The Passenger Actions seek damages and costs in an unstated amount.  All of the Passenger Actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pre-trial proceedings.  Most of the Passenger Actions have been settled by Boeing and Swissair.  Boeing and Swissair have advised us that they intend to seek contribution from our subsidiary.  We do not believe, based, in part, on information received from independent fire and safety experts retained by us, that the installation of the equipment installed by our subsidiary impacted the operation or safety of the aircraft.  Accordingly, we continue to defend the claims.

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

Holders

As of March 28, 2003, DeCrane Holdings is our only common stockholder.

Dividends

We have not paid dividends to date on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  The terms of our senior credit facility and senior subordinated note indenture restrict our ability to pay dividends if we do not meet certain financial criteria.

Recent Sale of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,(1)
						1998
(In thousands)	2002	2001	2000		1999	Four Months Ended December 31, 1998	Eight Months Ended August 31, 1998
			(Successor)(2)				(Predecessor)(2)
Statement of Operations Data:
Revenues	$325,630	$395,352	$347,379		$244,048	$60,356	$90,077
Cost of sales(3)	233,950	279,681	232,048		165,871	42,739	60,101
Gross profit	91,680	115,671	115,331		78,177	17,617	29,976
Selling, general and administrative expenses(4)	51,884	59,934	45,394		40,157	10,274	19,351
Impairment of goodwill(5)	7,672	8,583	—		—	—	—
Amortization of intangible assets(6)	5,768	19,920	17,948		13,073	3,148	1,347
Operating income	26,356	27,234	51,989		24,947	4,195	9,278
Interest expense	33,894	39,001	41,623		27,918	6,852	2,350
Other expenses, net(7)	944	1,047	482		447	335	847
Income (loss) before provision for income taxes, cumulative effect of change in accounting principle and extraordinary item	(8,482)	(12,814)	9,884		(3,418)	(2,992)	6,081
Provision for income taxes (benefit)(8)	354	1,188	6,282		952	(2,668)	2,892
Income (loss) before cumulative effect of change in accounting principle and extraordinary item	(8,836)	(14,002)	3,602		(4,370)	(324)	3,189
Cumulative effect of change in accounting principle(9)	(57,150)	—	—		—	—	—
Extraordinary loss from debt refinancing(10)	—	—	—		—	(2,229)	—
Net income (loss)	$(65,986)	$(14,002)	$3,602		$(4,370)	$(2,553)	$3,189
Net income (loss) applicable to common stockholders	$(71,827)	$(19,063)	$1,328		$(4,370)	$(2,553)	$3,189

Other Financial Data:
Cash flows from operating activities	$30,318	$14,929	$16,783		$15,200	$1,008	$3,014
Cash flows from investing activities	(11,319)	(24,792)	(112,164)		(152,774)	(1,813)	(87,378)
Cash flows from financing activities	(16,228)	11,397	95,656		142,052	(1,597)	89,871
EBITDA(11)	70,018	88,791	80,992		56,526	13,476	13,743
Depreciation and amortization(12)	17,119	32,376	27,187		19,186	4,604	4,358
Capital expenditures:
Paid in cash(13)	5,429	11,899	22,689		7,262	1,813	1,745
Financed with capital lease obligations	264	4,438	109		1,711	48	116
Ratio of earnings to fixed charges(14)	—	—	1.2	x	—	—	3.0	x

Other Operating Data:
Bookings(15)	$281,267	$366,983	$359,975		$252,100	$54,021	$94,439
Backlog at end of period(16)	105,565	149,928	178,297		156,100	75,388	84,184

	As of December 31, (in thousands)(1)
(In thousands)	2002	2001	2000	1999	1998
	(Successor)(2)
Balance Sheet Data:
Cash and cash equivalents	$12,612	$9,794	$8,199	$7,918	$3,518
Working capital	88,689	81,656	61,398	32,412	49,033
Total assets	548,967	645,711	664,254	531,842	330,927
Total debt(17)	381,707	400,250	383,279	315,651	186,765
Mandatorily redeemable securities(18)	34,081	28,240	23,179	—	—
Stockholder’s equity	33,638	100,376	119,755	106,241	97,921

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)                                  Reflects the results of operations and financial position of companies we acquired for all periods subsequent to their respective acquisition dates as follows:

Company Acquired		Date Acquired

•	Coltech	August 31, 2000
•	DeCrane Aircraft Seating Co. (formerly ERDA)	June 30, 2000
•	Carl F. Booth & Co.	May 11, 2000
•	Infinity	December 17, 1999
•	International Custom Interiors	October 8, 1999
•	PCI NewCo	October 6, 1999
•	Custom Woodwork	August 5, 1999
•	Precision Pattern	April 23, 1999
•	PATS	January 22, 1999
•	Dettmers	June 30, 1998
•	Avtech	June 26, 1998

(2)                                  Reflects our results of operations and financial position prior to (predecessor) and subsequent to (successor) our acquisition by DLJ.

(3)                                  Includes charges to reflect:

•                  a noncash inventory write-down of $7.2 million, a $2.6 million charge for estimated losses on uncompleted long-term contracts and $1.2 million of other charges during the twelve months ended December 31, 2002 related to our restructuring activities;

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

(4)                                  Includes charges of:

•                  $6.5 million during the year ended December 31, 2002 related to restructuring, asset impairment and other charges related to our restructuring activities, $3.9 million of which was a noncash asset impairment write-down;

•                  $4.0 million during the year ended December 31, 2001 related to restructuring and asset impairment charges, $1.3 million of which was a noncash asset impairment write-down;

•                  $3.9 million during the year ended December 31, 1999 related to our Systems Integration Group’s restructuring and asset impairment charges, $1.3 million of which was a noncash asset impairment write-down; and

•                  $3.6 million during the eight months ended August 31, 1998 for non-capitalized transaction costs associated with the DLJ acquisition.

(5)                                  Reflects noncash goodwill impairment charges resulting from:

•                  our annual impairment testing during the year ended December 31, 2002 as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” which was effective January 1, 2002; and

•                  our restructuring during the year ended December 31, 2001.

(6)                                  For the five years ended December 31, 2002, reflects the amortization of identifiable intangible assets.  For periods prior to January 1, 2002, also reflects the amortization of goodwill.  Starting January 1, 2002, goodwill is no longer amortized but instead subject to annual impairment testing with a loss charged to operations in the period in which impairment occurs as described in Note 5.

(7)                                  For the eight months ended August 31, 1998, reflects a $0.6 million charge for costs incurred in connection with a debt offering terminated as a result of the DLJ acquisition.

(8)                                  For the four months ended December 31, 1998, includes a $2.6 million benefit from the reduction of the deferred tax valuation allowance.  The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill impairment charges and amortization (for periods prior to January 1, 2002).  The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

(9)                                  Reflects the noncash charge, net of $0.9 million tax benefit, for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002.

(10)                            Reflects the write-off of deferred financing costs, net of an income tax benefit, as a result of the repayment of our then existing indebtedness in connection with the DLJ acquisition and the refinancing of the bridge notes during the four months ended December 31, 1998.

(11)                            We define EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  EBITDA, as defined, is the primary measurement we use to evaluate our operating groups’ performance and is consistent with the manner in which our lenders and ultimate investors measure our overall performance.  The table below reconciles EBITDA to consolidated operating income.

	Year Ended December 31,
					1998
(In thousands)	2002	2001	2000	1999	Four Months Ended December 31, 1998	Eight Months Ended August 31, 1998
			(Successor)			(Predecessor)
Consolidated EBITDA	$70,018	$88,791	$80,992	$56,526	$13,476	$13,743
Depreciation and amortization	(17,119)	(32,376)	(27,187)	(19,186)	(4,604)	(4,358)
Restructuring, asset impairment and other related charges	(25,243)	(28,658)	—	(9,935)	—	—
Acquisition related charges:
Acquisition related charges not capitalized	(1,162)	(308)	(1,255)	(709)	(229)	(107)
Noncash inventory related charges (Note 3)	—	—	—	(1,606)	(4,448)	—
Other noncash charges	(138)	(215)	(561)	(143)	—	—
Consolidated operating income	$26,356	$27,234	$51,989	$24,947	$4,195	$9,278

EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America.  EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to income from operations or net income computed in accordance with generally accepted accounting principles, as an indicator of our operating performance, as an alternative to cash flow from operating activities or as a measure of liquidity.  The funds depicted by EBITDA are not available for our discretionary use due to funding requirements for working capital, capital expenditures, debt service, income taxes and other commitments and contingencies.  We believe that EBITDA is a standard measure of performance commonly reported and widely used by analysts, investors and other interested parties in the financial markets.  However, not all companies calculate EBITDA using the same method, and the EBITDA numbers we report may not be comparable to EBITDA reported by other companies.

(12)                            Reflects depreciation and amortization of plant and equipment, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142) and other intangible assets.  Excludes amortization of deferred financing costs and debt discounts that are classified as a component of interest expense.

(13)                            Includes $5.4 million for the year ended December 31, 2000 related to our acquisition of a manufacturing facility.

(14)                            For purposes of calculating the ratio of earnings to fixed charges, earnings represent net income before income taxes, minority interests in the income of majority-owned subsidiaries, extraordinary items and fixed charges.  Fixed charges consist of:

•                  interest, whether expensed or capitalized;

•                  amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized; and

•                  one-third of rental expenses under operating leases which is considered to be a reasonable approximation of the interest portion of such expense.

There were deficiencies of earnings to cover fixed charges of $8.3 million for the year ended December 31, 2002, $12.7 million for the year ended December 31, 2001, $3.2 million for the year ended December 31, 1999 and $2.9 million for the four months ended December 31, 1998.

(15)                            Bookings represent the total invoice value of purchase orders received during the period.

(16)                            Backlog represents the total invoice value of unfilled purchase orders at the end of the period. Orders may be subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

(17)                            Total debt is defined as long-term debt, including current portion, and short-term borrowings.

(18)                            Reflects mandatorily redeemable 16% preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Overview

Our historical financial statements include the financial position and results of operations of our Specialty Avionics Group.  On March 14, 2003, we entered into a definitive agreement to sell this group for $140,000,000 in cash, with the net proceeds from the sale going to repay borrowings under DeCrane’s senior credit facility.  The sale is expected to be consummated prior to June 30, 2003 and is subject to customary closing conditions, including financing and the receipt of regulatory and other third-party approvals.  The sale of our Specialty Avionics Group is not expected to affect the operations of our remaining operating groups.  See “—Liquidity and Capital Resources” below for additional information.

Our financial position and results of operations have also been affected by our history of acquisitions.  As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses.  Our most recent acquisitions, which affect the comparability of the historical financial condition and results of operations described herein, are within our Cabin Management Group and include Carl F. Booth & Co., acquired on May 11, 2000, and DeCrane Aircraft Seating Co. (formerly ERDA), acquired on June 30, 2000.  Our historical financial statements reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate, VIP and head-of-state aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting air travel and, in turn, the aerospace industry and our business.

In response to these adverse conditions, we announced and implemented a restructuring plan in December 2001 designed to reduce expenses and conserve working capital.  This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  During the first quarter of fiscal 2002, we also announced we would consolidate the production of four Cabin Management manufacturing facilities into two facilities, resulting in the permanent closure of two additional facilities.  During the second quarter of fiscal 2002, we also announced we would permanently close the temporarily idled manufacturing facility.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The commercial aircraft portion of our business experienced significant weakness in 2002 and we believe this condition will continue into 2003 and 2004, with potential recovery not expected to occur until 2005.  The corporate, VIP and head-of-state aircraft portion of our business also experienced growing weakness during 2002 and this trend is likely to worsen in 2003.  However, we believe the potential exists for corporate, VIP and head-of-state aircraft deliveries to recover modestly in 2004 and reflect growing strength in 2005.

Results of Operations

Our results of operations for the years ended December 31, 2002 and 2001 have been affected by restructuring, asset impairment and other related charges relating to our restructuring activities.  These restructuring charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Revenues decreased $69.8 million, or 17.6%, to $325.6 million for the year ended December 31, 2002 from $395.4 million for the year ended December 31, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(33.2)	(16.1)%
Specialty Avionics	(27.5)	(22.3)
Systems Integration	(9.5)	(14.0)
Inter-group elimination	0.4
Total	$(69.8)

Cabin Management.  Revenues decreased by $33.2 million, or 16.1% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the adverse impact of weak global economic conditions on the corporate, VIP and head-of-state aircraft market in 2002 versus 2001 as follows:

•                  a $22.4 million decrease in aircraft furniture and related products revenues;

•                  a $9.8 million decrease in cabin management and entertainment systems revenues; and

•                  a $6.1 million decrease in seating products revenues; offset by

•                  a $5.1 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $27.5 million, or 22.3% compared to the prior year, due to decreases in commercial aircraft production affecting the following product lines:

•                  a $16.9 million volume decrease in interconnect products; and

•                  a $10.6 million decrease in cockpit audio, communications, lighting and power and control devices revenues.

Systems Integration.  Revenues decreased by $9.5 million, or 14.0% compared to the prior year, due to:

•                  a $7.5 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th; and

•                  a $2.0 million decrease resulting from reduced production and delivery of corporate, VIP and head-of-state aircraft auxiliary fuel systems due to the adverse impact of weak global economic conditions on the demand for those types of aircraft.

Gross profit.  Gross profit decreased $24.0 million, or 20.7%, to $91.7 million for the year ended December 31, 2002 from $115.7 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(10.7)	(21.7)%
Specialty Avionics	(8.1)	(20.0)
Systems Integration	(5.3)	(20.3)
Inter-group elimination	0.1
Total	$(24.0)

Gross profit is reduced by restructuring, asset impairment and other related charges totaling $11.0 million for the year ended December 31, 2002 and $16.1 million for the year ended December 31, 2001.  Excluding these charges, gross profit decreased $29.1 million, or 22.1%, to $102.7 million for the year ended December 31, 2002 compared to $131.8 million for the same period last year and gross profit as a percent of revenues was 31.5% for the year ended December 31, 2002 compared to 33.3% for the same period last year.

Cabin Management.  Gross profit decreased by $10.7 million, or 21.7% compared to the prior year, primarily due to:

•                  a $6.6 million net decrease caused by charges related to our 2001 and 2002 restructuring activities;

•                  a $3.8 million decrease in profit margins due to lower volume for our corporate, VIP and head-of-state aircraft furniture and seating products, and

•                  a $0.3 million decrease in gross profit related to lower volume for our cabin management and entertainment systems.

Specialty Avionics.  Gross profit decreased by $8.1 million, or 20.0% compared to the prior year, due to:

•                  a $5.1 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products;

•                  a $3.0 million decrease caused by lower volume for our interconnect products.

Systems Integration.  Gross profit decreased by $5.3 million, or 20.3% compared to the prior year, primarily due to $4.1 million of other asset impairment related charges and lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $8.0 million, or 13.4%, to $51.9 million for the year ended December 31, 2002, from $59.9 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(1.9)	(7.3)%
Specialty Avionics	(2.9)	(20.3)
Systems Integration	(2.1)	(22.0)
Corporate	(1.1)
Total	$(8.0)

SG&A expenses include restructuring, asset impairment and other related charges of $6.5 million for the year ended December 31, 2002 and $4.0 million for the year ended December 31, 2001.  Excluding these charges, SG&A expenses decreased $10.5 million, or 18.8%, to $45.4 million for the year ended December 31, 2002 compared to $55.9 million for the same period last year and SG&A expenses as a percent of revenues were 13.9% for the year ended December 31, 2002 compared to 14.1% for the same period last year.

Cabin Management.  SG&A expenses decreased by $1.9 million, or 7.3% compared to the prior year, due to:

•                  a $4.8 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions; offset by

•                  a $2.9 million increase caused by charges relating to our 2001 and 2002 restructuring activities.

Specialty Avionics.  SG&A expenses decreased by $2.9 million, or 20.3% compared to the prior year, due to:

•                  a $2.5 million decreased in expenses as a result of lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001; and

•                  a $0.4 million decrease caused by restructuring charges relating to our 2001 restructuring activities.

Systems Integration.  SG&A expenses decreased by $2.1 million, or 22.0% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Corporate.  SG&A expenses decreased by $1.1 million compared to the prior year, primarily due to workforce and travel expense reductions offset by increases in insurance and employee benefit costs.

Impairment of goodwill.  In the fourth fiscal quarter of 2002, a $7.7 million charge was recorded the reflect the additional impairment of goodwill in connection with the annual impairment testing provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  The additional impairment results from continued weakness in the commercial aircraft portion of our business and pertains to our Specialty Avionics Group.

In 2001, an $8.6 million impairment charge was recognized pursuant to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to reflect the impairment resulting from our restructuring.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $15.3 million to $17.1 million for the year ended December 31, 2002 compared to $32.4 million for the same period last year, primarily resulting from the adoption of new accounting standards.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $14.3 million for the year ended December 31, 2001, which includes $1.6 million of assembled workforce amortization, now deemed part of goodwill.

Excluding the effect of the accounting change, depreciation and amortization decreased $1.0 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $18.8 million, or 21.1%, to $70.0 million for the year ended December 31, 2002, from $88.8 million for the same period last year.  Operating income decreased $0.8 million to $26.4 million for the year ended December 31, 2002, from $27.2 million for the same period last year.  EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

EBITDA:
Cabin Management	$(12.9)	(28.3)%
Specialty Avionics	(7.9)	(23.8)
Systems Integration	0.9	5.4
Corporate	1.0	14.8
Inter-group elimination	0.1
Total EBITDA	(18.8)

Depreciation and amortization	15.3
Restructuring, asset impairment and other related charges	3.5
Other noncash and acquisition related charges	(0.8)
Total operating income	$(0.8)

Cabin Management.  EBITDA decreased by $12.9 million, or 28.3% compared to the prior year, primarily due to:

•                  a $9.3 million decrease related principally to lower revenues in our corporate, VIP and head-of-state aircraft furniture and seating operations;

•                  a $3.6 million decrease resulting from lower sales volume for our cabin management and entertainment systems.

Specialty Avionics.  EBITDA decreased by $7.9 million, or 23.8% compared to the prior year, primarily due to:

•                  a $9.1 million decrease related to lower demand for our commercial aircraft products; offset by

•                  a $1.2 million increase resulting from the effect of cost reduction programs implemented in 2001 and 2002.

Systems Integration.  EBITDA increased by $0.9 million, or 5.4% compared to the prior year, primarily the result of reduced SG&A spending resulting from workforce reductions.

Corporate.  EBITDA increased $1.0 million, or 14.8% compared to the prior year, due to principally to reduced SG&A spending.

Interest expense.  Interest expense decreased $5.1 million, or 13.1%, to $33.9 million for the year ended December 31, 2002 compared to $39.0 million for the same period last year due almost entirely to lower average interest rates charged by our lenders.

Provision for income taxes.  The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill impairment charges and amortization (for periods prior to the January 1, 2002 adoption of SFAS No. 142).  The difference in the effective tax rates between periods is mostly the result of the adoption of SFAS No. 142.

Loss before cumulative effect of change in accounting principle.  Loss before cumulative effect of change in accounting principle decreased $5.2 million to a net loss of $8.8 million for the year ended December 31, 2002, compared to a net loss of $14.0 million for the same period last year.

Cumulative effect of change in accounting principle.  The $57.2 million charge to reflect the cumulative effect of change in accounting principle for the year ended December 31, 2002 was a result of transitional goodwill impairment charges recognized upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Net income (loss).  Net loss increased $52.0 million to a net loss of $66.0 million for the year ended December 31, 2002 compared to a net loss of $14.0 million for the same period last year.  The increase over the prior year is primarily a result of the cumulative effect of change in accounting principle.

Net income (loss) applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, increased $52.7 million to a net loss of $71.8 million for the year ended December 31, 2002 compared to a net loss of $19.1 million for the same period last year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                  a $57.2 million charge to reflect the cumulative effect of the change in accounting principle; and

•                  a $0.7 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends; offset by

•                  a $5.2 million decrease in our loss before the cumulative effect of the change in accounting principle.

Bookings.  Bookings decreased $85.7 million, or 23.4%, to $281.3 million for the year ended December 31, 2002 compared to $367.0 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

Backlog at end of period.  Backlog decreased $44.3 million to $105.6 million as of December 31, 2002 compared to $149.9 million as of December 31, 2001.

As described in “—Industry Overview and Trends,” the acts, and ongoing threats, of global terrorism and the current military conflicts, SARS epidemic and weak global economic conditions are having an adverse impact on our business, resulting in the decrease in bookings during 2002 and related backlog at the end of the period.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

We are not able to predict the continuing impact these events will have on bookings and backlog in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Revenues increased $48.0 million, or 13.8%, to $395.4 million for the year ended December 31, 2001 from $347.4 million for the year ended December 31, 2000.  By segment, revenues changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$31.3	17.9%
Specialty Avionics	12.3	11.1
Systems Integration	4.6	7.2
Inter-group elimination	(0.2)
Total	$48.0

Cabin Management.  Revenues increased by $31.3 million, or 17.9% over the prior year, due to:

•                  the inclusion of $23.8 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and DeCrane Aircraft Seating Co. in 2000; and

•                  a $7.5 million increase in cabin furniture and related products revenues.

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

Systems Integration.  Revenues increased by $4.6 million, or 7.2% over the prior year, due to:

•                  a $9.3 million increase in auxiliary fuel system and power unit revenues; offset by

•                  a $4.7 million decrease in cabin and flight deck systems integration revenues resulting from reducing the number of product offerings to focus on our core product lines.

Gross profit.  Gross profit increased $0.4 million, or 0.3%, to $115.7 million for the year ended December 31, 2001, from $115.3 million of the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$(9.5)	(15.9)%
Specialty Avionics	6.5	19.0
Systems Integration	3.5	15.7
Inter-group elimination	(0.1)
Total	$0.4

Gross profit for the year ended December 31, 2001 is reduced by $16.1 million of restructuring and asset impairment charges relating to our 2001 restructuring.  Excluding these charges, gross profit increased $16.5 million, or 14.3%, to $131.8 million for the year ended December 31, 2001 and gross profit as a percent of revenues of 33.3% for the year ended December 31, 2001 is comparable to 33.2% for the same period last year.

Cabin Management.  Gross profit decreased by $9.5 million, or 15.9% compared to prior year, primarily due to:

•                  a $13.6 million decrease caused by 2001 restructuring charges relating to the curtailment and resulting write-off of inventoried costs for several product development programs, realignment of production programs between facilities and inventory write-downs, and

•                  a $4.3 million decrease in profit margins associated with higher manufacturing costs for corporate, VIP and head-of-state aircraft furniture related to large airframe models; offset by

•                  a $7.1 million increase in gross profit related to our 2000 acquisitions; and

•                  a $1.3 million increase in gross profit related to higher product volume for corporate, VIP and head-of-state aircraft furniture.

Specialty Avionics.  Gross profit increased by $6.5 million, or 19.0% over the prior year, due to:

•                  a $4.6 million increase related to higher volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $4.4 million increase related to a shift in product mix to items with higher margins; offset by

•                  a $2.5 million decrease caused by 2001 restructuring charges relating to excess inventory write-downs.

Systems Integration.  Gross profit increased by $3.5 million, or 15.7% over the prior year, due to:

•                  a $3.1 million increase due to higher auxiliary fuel systems volume and favorable manufacturing efficiencies; and

•                  a $1.2 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring; offset by

•                  a $0.8 million decrease resulting from lower cabin and flight deck systems integration services volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $14.5 million, or 31.9%, to $59.9 million for the year ended December 31, 2001, from $45.4 million for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$10.3	65.0%
Specialty Avionics	2.5	20.4
Systems Integration	1.1	12.5
Corporate	0.6	7.6
Total	$14.5

SG&A expenses for the year ended December 31, 2001 includes $4.0 million of restructuring and asset impairment charges relating to our 2001 restructuring.  Excluding these charges, SG&A expenses increased $10.5 million, or 23.1%, to $55.9 million for the year ended December 31, 2001 and SG&A expenses as a percent of revenues increased to 14.1% for the year ended December 31, 2001 compared to 13.1% for the same period last year.

Cabin Management.  SG&A expenses increased by $10.3 million, or 65.0% over the prior year, due to:

•                  a $3.6 million increase caused by 2001 restructuring and asset impairment charges relating to severance, lease termination and other related costs;

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

Systems Integration.  SG&A expenses increased by $1.1 million, or 52.4% over the prior year, due to an increase in expenses associated with refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service support.

Corporate.  SG&A expenses increased by $.6 million, or 7.6% over the prior year, primarily due to increased depreciation expense.

Impairment of goodwill.  In 2001, an $8.6 million impairment charge was recognized pursuant to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to reflect the impairment resulting from our restructuring.

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

EBITDA and operating income changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

EBITDA
Cabin Management	$(0.5)	(1.1)%
Specialty Avionics	6.6	24.6
Systems Integration	2.1	14.1
Corporate	(0.2)	(2.2)
Inter-group elimination	(0.2)
Total EBITDA	7.8

Restructuring, asset impairment and other related charges	(28.7)
Depreciation and amortization	(5.2)
Other noncash and acquisition related charges	1.3
Total operating income	$(24.8)

Cabin Management.  EBITDA decreased by $0.5 million, or 1.1% compared to the prior year, primarily due to:

•                  a $5.5 million decrease primarily resulting from higher manufacturing costs for corporate, VIP and head-of-state aircraft furniture related to the large airframe models; offset by

•                  a $5.0 million increase resulting from our 2000 acquisitions.

Specialty Avionics.  EBITDA increased by $6.6 million, or 24.6% over the prior year, due to higher demand for our commercial aircraft products prior to the September 11th terrorist attack.

Systems Integration.  EBITDA increased by $2.1 million, or 14.1% over the prior year, due principally to higher auxiliary fuel systems revenues and favorable manufacturing efficiencies.

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

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 2 accompanying our financial statements included in this report.

During the years ended December 31, 2002 and 2001, we recorded restructuring, asset impairment and other related pre-tax charges, principally related to two restructuring plans.  These charges, and the effect these charges had on our reported results of operations for the periods, are summarized below along with comparative information for the year ended December 31, 2000.

	Year Ended December 31,
(In millions)	2002	2001	2000

Nature of charges:
2001 Asset Realignment Restructuring	$6.9	$28.7	$—
2002 Seat Manufacturing Facilities Restructuring	6.3	—	—
Other asset impairment related charges	12.0	—	—
Total pre-tax charges	$25.2	$28.7	$—

Charged to operations:
Cost of sales	$11.0	$16.1	$—
Selling, general and administrative expenses	6.5	4.0	—
Impairment of goodwill	7.7	8.6	—
Total pre-tax charges	$25.2	$28.7	$—

Components of charges:
Noncash charges	$19.4	$22.1	$—
Cash charges	5.8	6.6	—
Total pre-tax charges	$25.2	$28.7	$—

As reported:
Gross profit	$91.7	$115.7	$115.3
Selling, general and administrative expenses	51.9	59.9	45.4
Impairment of goodwill	7.7	8.6	—
Operating income	26.4	27.2	52.0
Income (loss) before taxes and change in accounting principle	(8.5)	(12.8)	9.9

As adjusted:
Gross profit	$102.7	$131.8	$115.3
Selling, general and administrative expenses	45.4	55.9	45.4
Impairment of goodwill	—	—	—
Operating income	51.6	55.9	52.0
Income (loss) before taxes and change in accounting principle	16.7	15.9	9.9

2001 Asset Realignment Restructuring

During the second quarter of fiscal 2001, we adopted a restructuring plan to realign aircraft furniture production programs among our manufacturing facilities.  In addition, and in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  This plan primarily affected our Cabin Management and Specialty Avionics Groups.

In connection with this restructuring plan, we recorded pre-tax charges to operations of $28.7 million in fiscal 2001, of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  During 2001, we paid $5.0 million of costs related to this restructuring in cash and a $1.6 million restructuring reserve remained at December 31, 2001 solely for severance, lease termination and other related costs.

Due to the ongoing weakness of the corporate, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for restructuring, asset impairment charges and other related expenses.  During 2002, we paid $4.6 million of costs related to this restructuring in cash and a $0.1 million restructuring reserve remained at December 31, 2002 solely for the remaining lease termination and other related costs.  The restructuring plan relating to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2002 Seat Manufacturing Facilities Restructuring

In 2002, we announced we would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This plan was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with this restructuring plan, we recorded pre-tax charges to operations totaling $6.3 million during the year ended December 31, 2002, of which $3.6 million were noncash charges, for restructuring, asset impairment and other related restructuring charges.

The restructuring, asset impairment and other related expenses are comprised of charges for current asset write-downs, the impairment of long-lived assets, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving, transportation and travel costs and shutdown and startup costs.

The restructuring plan was substantially completed during the second quarter of fiscal 2002.  A $0.1 million restructuring reserve remains at December 31, 2002 for lease termination and other related costs.  The manufacturing facilities were closed during June 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge of $12,048,000 for additional asset impairments.  Of this amount, $7,672,000 related to our annual goodwill impairment testing pursuant to SFAS No. 142 and $4,376,000 related to inventories and was charged to cost of goods sold.

Liquidity and Capital Resources

Our principal cash needs are for debt service, working capital, capital expenditures and strategic acquisitions, as well as to provide DeCrane Holdings with cash to finance its needs, which consists primarily of cash dividends on its preferred stock beginning in 2005.  Our principal sources of liquidity are expected to be cash flow from operations and third party borrowings, principally under our senior credit facility.

Net cash provided by operating activities was $30.3 million for the year ended December 31, 2002 and consisted of $30.8 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $0.4 million used for working capital, and $0.1 million used for other liabilities.  The following factors contributed to the $0.4 million working capital increase:

•                  a $18.5 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; and

•                  a $1.4 million inventory increase; offset by

•                  a $19.1 million accounts receivable decrease resulting from decreased revenues as well as timing differences relating to progress and final billings on long-term contracts; and further offset by

•                  a $0.4 million increase in income taxes payable.

We expect moderate working capital growth during 2003.

Net cash used for investing activities was $11.3 million for the year ended December 31, 2002 and consisted of:

•                  $5.9 million of contingent acquisition consideration paid during 2002; and

•                  $5.4 million for capital expenditures.

We anticipate spending approximately $5.0 to $6.0 million for capital expenditures in 2003.  As of December 31, 2002, there are no remaining contingent consideration payment obligations.

Net cash used for financing activities was $16.2 million for the year ended December 31, 2002.  Cash of $22.3 million was used for net repayments of our revolving line of credit borrowings under our senior credit facility, principal payments on our term debt, capitalized lease obligations and other debt, financing costs associated with amending our senior credit facility and the repurchase of stock and options from former management members.  Cash of $6.1 million was provided by a $5.0 million capital contribution from DeCrane Holdings and $1.1 million of additional long-term borrowings.

At December 31, 2002, our senior credit facility borrowings totaling $270.2 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% senior subordinated notes and other indebtedness totaling $11.5 million outstanding as of the end of the year.  The total annual maturities of all of our indebtedness outstanding as of December 31, 2002 are as follows: 2003 – $16.9 million; 2004 – $54.0 million; 2005 – $97.8 million; 2006 – $107.1 million; 2007 – $0.6 million; and 2008 and thereafter – $105.3 million.  The senior credit facility and senior subordinated notes indenture impose restrictive and financial covenants on us.  In March 2003, terms and financial covenants contained in our senior credit facility were amended as described below.

At December 31, 2002, we had $88.7 million of working capital and had $43.6 million of borrowings available under our revolving line of credit.

As described in “—Industry Overview and Trends,” the acts, and ongoing threats, of global terrorism and the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting our business.  In response, we implemented restructuring plans in 2001 and 2002, as described in “—Restructuring, Asset Impairment and Other Related Charges,” designed to reduce costs and conserve working capital.

During the fourth quarter of fiscal 2002, we further assessed our long-term business strategies in light of current aerospace industry conditions.  In addition, we subsequently determined that we would likely not be in compliance with our senior credit facility’s financial covenants in 2003.  We believe that as the aerospace industry recovers, the demand for our Cabin Management and Systems Integration groups’ products and services for corporate, VIP and head-of-state aircraft will return to historical levels and, accordingly, we decided to focus our resources in these market segments.  To accomplish this objective, we embarked on a plan to sell our Specialty Avionics Group, which is highly dependent on the commercial airline industry.

In March 2003, we entered into a definitive agreement to sell our Specialty Avionics Group and received requisite lender approval to amend the senior credit facility to permit the sale.  The amendment provides that the estimated net proceeds of $132.0 million from the sale will be used to repay borrowings under our senior credit facility.  The amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of additional indebtedness and the repurchase of a portion of our 12% senior subordinated notes.

The amended senior credit facility also provides that an event of default will occur if the sale is not consummated by or is terminated for any reason prior to June 30, 2003.  If an event of default should occur, the lenders may, at that date, cease to provide additional borrowings and may accelerate repayment of all borrowings then outstanding.  If the lenders took such action, that would be an event of default under our other debt agreements, permitting those lenders to accelerate repayment of all such debt, as well.  In such event, we would require alternate sources of capital, which we may not be able to obtain.  As a result, there are doubts about our ability to continue as a going concern.

We are working diligently to close the sale, which is subject to customary closing conditions, including buyer financing and the need to obtain third party consents, and expect the sale will be consummated prior to June 30, 2003.  We expect to be in compliance with the revised financial covenants through 2003 based on our current operating plan and our ability to respond to further adverse changes in our business through additional cost reduction measures.  We expect to continue conducting our operations in the ordinary course of business.

Although we cannot be certain and provided that the sale of the Specialty Avionics Group described above will be consummated prior to June 30, 2003, we believe our operating cash flows, together with borrowings under our senior credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to pay principal or interest, to comply with our debt financial covenants or refinance our debt and to satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets.  Future acquisitions may require additional debt, equity financing or both.  We may not be able to obtain any additional financing on acceptable terms.

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known obligations to make future cash payments as of December 31, 2002, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Long-term debt:
Senior credit facility	$270.2	$14.7	$149.4	$106.1	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations	4.2	0.7	1.2	0.7	1.6
Other indebtedness	7.3	1.5	1.2	0.9	3.7
Total long-term debt	381.7	16.9	151.8	107.7	105.3

Operating lease obligations	25.4	3.2	6.1	5.2	10.9
Mandatorily redeemable preferred stock redemption obligation	37.0	—	—	—	37.0
Total obligations	$444.1	$20.1	$157.9	$112.9	$153.2

The senior credit facility obligations reflected above are prior to the effect of the March 2003 amendment and application of the estimated net proceeds of $132.0 million from the pending sale of our Specialty Avionics Group as required by the amendment.  Assuming the pending sale of our Specialty Avionics Group were to have been consummated on December 31, 2002, our obligations would have been as follows:

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Senior credit facility:
As reported	$270.2	$14.7	$149.4	$106.1	$—
Assumed debt repayment	(132.0)	(11.4)	(70.1)	(50.5)	—
As adjusted	$138.2	$3.3	$79.3	$55.6	$—

Total obligations:
As reported	$444.1	$20.1	$157.9	$112.9	$153.2
Assumed debt repayment	(132.0)	(11.4)	(70.1)	(50.5)	—
As adjusted	$312.1	$8.7	$87.8	$62.4	$153.2

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future.  The DeCrane Holdings preferred stock has a total redemption value of $62.2 million as of December 31, 2002 and is mandatorily redeemable on September 30, 2009.

During our normal course of business, we have entered into agreements containing indemnities pursuant to which we may be required to make payments in the future.  These indemnities are in connection with facility leases and liabilities for specified claims arising from investment banking services our financial advisors provide to us.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.

Substantially all of these indemnities provide no limitation on the maximum potential future payments we could be obligated to make and is not quantifiable.  We have not recorded any liability for these indemnities as of December 31, 2002 since no claims have been asserted to date.

In connection with the pending sale of our Specialty Avionics Group, we will also be making indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.   Our indemnities with respect to some of these matters will be limited in terms of duration with the maximum of potential future payments capped at $14.0 million, while others will have no limitations.

As of December 31, 2002, we also had an irrevocable standby letter of credit in the amount of $0.4 million issued and outstanding under our senior credit facility.

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

Allowance for uncollectible accounts receivable.  Accounts receivable are reduced by an allowance for amounts that are deemed uncollectible.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of each of our customers and their payment history.  We also provide an allowance based on the age of all receivables for which we have not established a customer-specific allowance.  Generally, we do not require collateral or other security to support accounts receivable, however, under certain circumstances, we require deposits or cash-on-delivery terms.  While our losses have been within our expectations, a deterioration of our customers’ financial condition may require that we provide additional allowances, reducing our operating income in future periods.  Our customers operate in the corporate, VIP and head-of-state and commercial aircraft industry throughout the world and are being adversely impacted by the acts, and ongoing threats, of global terrorism and the current military conflicts, SARS epidemic and weak global economic conditions.  Accounts receivable of $40.7 million is reduced by an allowance for uncollectible accounts of $1.8 million as of December 31, 2002.

Work-in-process inventory–deferred program costs.  We incur product development costs, comprised principally of engineering costs, relative to programs and contracts with long production cycles.  In accordance with industry practice, we defer these costs in inventory.  Program costs are charged to cost of sales over the production cycle of the program.  Periodically, we assess the recoverability of the deferred program costs based on existing order backlog and our estimate of future orders.  We reduce the deferred program costs to estimated realizable value in the period in which recoverability becomes uncertain.  As of December 31, 2002, we have $14.8 million of deferred program costs included in work-in-process inventory.

Allowance for excess and obsolete inventory.  Inventories are reduced by an allowance for estimated excess and obsolete inventory.  The allowance is the difference between the cost of the inventory and its estimated market value.  Our market value estimates are based upon existing order backlog, our assumptions about market conditions, including future orders and market pricing.  While our products are not subject to rapid technological obsolescence, we also consider this factor in determining our market value estimates.  If our customers cancel existing orders or actual market conditions, including future orders, are less favorable than we projected, we may provide additional allowances, reducing our gross profit in future periods.  Inventories of $86.5 million were reduced by an allowance for excess and obsolete inventory of $5.7 million as of December 31, 2002.

Goodwill impairment.  On January 1, 2002, we began accounting for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires an impairment-only approach to accounting for goodwill.  Because of our history of acquisitions, goodwill constitutes a significant portion of our long-term assets.  As a result of the adoption of SFAS No. 142, we recorded a transitional goodwill impairment charge of $57.2 million in 2002 as the cumulative effect of the change in accounting principle.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  We have selected October 31st as our annual testing date.

We estimate the fair values of our reporting units using a discounted cash flow approach, taking into consideration projections based on the individual characteristics of the reporting units, historical trends, market multiples for comparable businesses and independent appraisals.  The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on existing backlog, expected future bookings and general market conditions.  Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the goodwill impairment mode, which could significantly change the amount of impairment recorded.

As a result of our first required annual testing, as of October 31, 2002, we recorded an additional $7.7 million pre-tax impairment charge to operations.  The charge was primarily the result of using lower cash flow forecasts for the commercial aircraft portion of our business.  Goodwill with an aggregate book value of $277.1 million remains as of December 31, 2002 and will be subject impairment testing in 2003.

Valuation of long-lived assets and other intangible assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” We review long-lived assets and other identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Factors we consider important, which could trigger an impairment review, include significant:

•                  underperformance relative to expected future operating results;

•                  changes in the manner of our use of the acquired assets;

•                  changes in our business strategy; or

•                  negative aerospace industry or global economic conditions.

Our impairment review consists of comparing the sum of the expected undiscounted future cash flows resulting from the use of the asset to the carrying value of the assets.  When we determine that the carrying value may not be recoverable, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value.  We measure fair value based on a projected discounted cash flow method using a discount rate we believe to be commensurate with the risk inherent in our current business model.  Net long-lived assets and intangible assets, excluding goodwill, amounted to $103.6 million as of December 31, 2002.

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

We have $22.6 million of deferred tax assets as of December 31, 2002, which includes $12.2 million of federal and state loss carryforwards.  Based on our estimates of taxable income by jurisdiction and the periods over which our deferred tax assets will be recoverable, we believe it is more likely than not that we will generate taxable income in future periods sufficient to realize the tax benefit associated with these assets.  As a result, we have not established a valuation allowance reducing our deferred tax assets as of December 31, 2002.  In the event actual results differ from our estimates or we adjust these estimates in future periods, we would need to establish a valuation allowance in the period such determination is made, which would increase our provision for income taxes.

Revenue and profit recognition under long-term contracts.  Because of relatively long production cycles, a portion of our revenues and profits are recognized under percentage-of-completion method of accounting using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  We use this method because reasonably accurate estimates of the revenue and costs applicable to the various stages of a contract can be made.  Recognized revenues and profits on each contract are subject to revisions as the contract progresses towards completion.  Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known.  Provisions for estimated losses on uncompleted contracts are fully recognized in the period in which such losses are determined.  Approximately 20.4% of our revenues and 16.3% of our gross profit during the year ended December 31, 2002 was recognized under the percentage-of-completion method of accounting.

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

As described in “Item 3. Legal Proceedings” and Note 12 accompanying our financial statements included in this report, we are involved in legal proceedings for which no reserves for estimated loss contingencies have been established as of December 31, 2002.  Our current evaluation of these matters is that it is probable we will prevail and therefore are not required to accrue estimated losses in accordance with SFAS No. 5.  However, there is a possibility that we may ultimately be required to pay all or a portion of the contingent liabilities related to these matters, which may have an adverse impact on our business, financial position, results of operations or cash flows in future periods.

Restructuring of our businesses.  As described in “—Restructuring, Asset Impairment and Other Related Charges,” we recorded charges totaling $25.2 million during 2002 and $28.7 million during 2001 in response to the adverse aerospace industry impact the acts, and ongoing threats, of global terrorism and the current weak global economic conditions are having on our businesses.  These charges are based on our present estimates of the impact these events are having on our businesses and the future recovery of the aerospace industry.  Actual results and future recovery could differ from these estimates, potentially resulting in further restructuring, asset impairment and other related charges.

Recently Issued Accounting Pronouncements

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning January 1, 2003.  We believe this new standard will not have an impact on our business, consolidated financial position, results of operations or cash flow.

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

FIN No. 45

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.

The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable to us on a prospective basis to guarantees issued or modified after December 31, 2002.  However, the disclosure requirements in FIN No. 45 are effective for our financial statements for periods ending after December 15, 2002.

We are not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation is not expected to have a material effect on our financial position, results of operations or cash flows.  We have adopted the disclosure requirements of this interpretation as of December 31, 2002.

SFAS No. 148

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 148 is effective for our fiscal year ended December 31, 2002 and for interim financial statements beginning in 2003.  SFAS No. 148 is not expected to have a significant effect on our financial position, results of operations or cash flows.

FIN No. 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”).  We do not have any variable interest entities as defined in FIN No. 46.

Forward-Looking Statements and Risk Factors

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown risks, uncertainties and other factors, which are difficult to predict.  Some of those risks are specifically described below, but we are also vulnerable to a variety of elements that affect many businesses, such as:

•                  fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

•                  acts, and ongoing threats, of global terrorism, military conflicts and health epidemics that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

•                  inflation, and other general changes in costs of goods and services;

•                  price and availability of raw materials, component parts and electrical energy;

•                  liability and other claims asserted against us that exceeds our insurance coverage;

•                  the ability to attract and retain qualified personnel;

•                  labor disturbances;

•                  changes in operating strategy, or our acquisition and capital expenditure plans; and

•                  the risks described below.

Changes in such factors could cause our actual results to differ materially from those expressed or implied in this report.  Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

Risk Factors

Liquidity.  An event of default under our senior credit facility will occur if we do not consummate the sale of our Specialty Avionics Group prior to June 30, 2003, accelerating the repayment of substantially all of our indebtedness and raising substantial doubt about our ability to continue as a going concern.

If the sale is not consummated and an event of default should occur, the lenders may, at that date, cease to provide additional borrowings and may accelerate repayment of all borrowings then outstanding.  If the lenders took such action, that would be an event of default under our other debt agreements, permitting those lenders to accelerate repayment of all such debt, as well.  In such event, we would require alternate sources of capital, which we may not be able to obtain.

Our financial statements do not reflect any adjustments that may result from the outcome of these uncertainties.

Substantial Leverage.  Our substantial levels of debt could adversely affect our financial health and prevent us from fulfilling our obligations under the debt agreements.

As of December 31, 2002, we had total consolidated indebtedness of approximately $381.7 million, and we had $43.6 million of additional revolving line of credit borrowings available under our senior credit facility.  In order to borrow those funds, we will have to satisfy funding conditions of the kind usually imposed in similar agreements.  The senior credit facility and the indenture under which our senior subordinated notes are issued each also permit us to incur significant amounts of additional debt and to secure that debt with some of our assets.

The amount of debt we carry could have important consequences:

•                  It may limit the cash flow available for general corporate purposes and acquisitions.  Interest payments on our debt were $28.4 million for the year ended December 31, 2002.

•                  It may limit our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions.

•                  It may limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally.

•                  It may expose us to increased interest expenses, when interest rates fluctuate, because some of our borrowing may be, and in recent years most of it has been, at variable “floating” rates.

•                  It may limit our ability to respond to changes in our markets or exploit business opportunities.

Restrictive Covenants.  Our operations and those of our subsidiaries are restricted by the terms of our senior credit facility and senior subordinated notes indenture.

Our senior credit facility and the indenture under which our senior subordinated notes are issued limit our flexibility in operating our businesses, including our ability and the ability of our subsidiaries to:

•                  incur debt;

•                  issue preferred stock;

•                  repurchase capital stock or subordinated debt;

•                  enter into transactions with affiliates;

•                  enter into sale and leaseback transactions;

•                  create liens or allow them to exist;

•                  pay dividends or other distributions;

•                  make investments;

•                  sell assets; and

•                  enter into mergers and consolidations.

In addition, our senior credit facility requires that we satisfy several tests of financial condition.  Our ability to do so can be affected by events beyond our control, and we cannot assure you that we will meet those tests.  Our failure to do so could result in a default under our senior credit facility or the notes.

Potential Inability to Service Debt.  We will require a significant amount of cash to service our debt.  Our ability to generate cash depends on cash flows from our subsidiaries and many factors beyond our control.

Our ability to satisfy our debt obligations and to fund our operations and planned capital expenditures will depend on our ability to generate cash in the future.  This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our operating cash flow will be sufficient to meet our anticipated future operating and capital expenditures and debt payments as they become due or that future borrowings will be available to us for such purposes.  If our cash flow is lower than we expect, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets and/or reduce operating expenses in order to make all required debt service payments.  Alternatively, we may have to refinance all or a portion of our debt on or before maturity.  A reduction in our operating expenses might reduce important efforts, such as selling and marketing programs, management information system upgrades and new product development.  In addition, we may not be able to refinance our debt on commercially reasonable terms or at all.

For example, we reported losses of $8.8 million for the year ended December 31, 2002 and $14.0 million for the same period in 2001.  The losses include pre-tax restructuring charges of $25.2 in 2002 and $28.7 million in 2001 we recorded as a result of restructuring plans we implemented in response to the adverse impact the events described in “—Aerospace Industry Risks” below are having on our business.

Aerospace Industry Risks.  The aerospace industry is cyclical and affected by many factors beyond our control, including the financial condition of the commercial airline industry and global economic conditions.

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate, VIP and head-of-state aircraft.   The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting air travel and, in turn, the aerospace industry and our business.

Based on industry and market data, we believe the commercial aircraft portion of our business will experience significant weakness during 2003 and 2004, with potential recovery not expected to occur until 2005.  We also believe the corporate, VIP and head-of-state aircraft portion of our business will experience growing weakness during 2003 with aircraft deliveries possibly recovering in 2004 and continuing recovery thereafter.

Further or prolonged decreases in demand for new aircraft, both commercial and corporate, VIP and head-of-state, as well as related component parts, would result in additional decreases in demand for our products and services, and, correspondingly, our revenues, thereby adversely affecting our financial condition.  In addition, further deterioration or prolonged decreases in demand could result in further restructurings of our business.

Concentration of Key Customers.  We receive a significant portion of our revenues from a small group of key customers, and we are vulnerable to changes in their economic condition and purchasing plans.

A significant decline in business from any one of our key customers could have a material adverse effect on our business.  Our three largest customers accounted for 47.0% of our consolidated revenues for the year ended December 31, 2002 as follows: Textron (which includes Cessna) – 17.4%; Boeing – 15.4%; and Bombardier – 14.2%.  Some of our customers also have the in-house capabilities to perform the services and provide many of the products we offer and, accordingly, could discontinue outsourcing their business to us.

In addition, significant portions of our revenues from our major customers are pursuant to contracts that may include a variety of terms favorable to the customer.  Such terms may include our agreement to one or more of the following:

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

Intangible Asset Impairment.  Our total assets include a substantial amount of intangible assets.  The write-off of a significant portion of intangible assets would negatively affect our results of operations.

At December 31, 2002, goodwill and other intangible assets represented approximately 60% of our total assets.  Intangible assets consist of goodwill and other identifiable intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired.

We may not be able to realize the value of these assets.  Goodwill in not amortized but is subject to annual testing for impairment.  Identifiable intangible assets with finite lives are amortized over their individual useful lives and are also subject to annual impairment testing.  Simply stated, if the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an impairment is deemed to have occurred.  In this event, the amount is written down accordingly.  Under current accounting rules, this would result in a charge against income from operations.  We have recorded goodwill asset impairment charges totaling $16.3 million during the two years ended December 31, 2002.  In addition, we recorded a transitional goodwill impairment charge of $57.2 million as of January 1, 2002 in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Any future impairment testing resulting in the write-off of a significant portion of goodwill or identifiable intangible assets will have an adverse impact on our results of operations and total capitalization, the effect of which could be material.

Competition.  We operate in a highly competitive industry and compete against a number of companies, some of which have significantly greater financial, technological and marketing resources than we do.

We operate in highly competitive markets within the aerospace industry.  Our competitors include corporate aircraft manufacturers, independent completion and modification companies, major airlines and other independent service organizations, including some of our customers, many of whom may have significantly greater financial, technological, manufacturing and marketing resources than we do.  The niche markets within the aerospace industry that we serve are relatively fragmented, with several competitors offering the same products and services we provide.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.

We believe our ability to compete depends on high product performance, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs.  There can be no assurance that we will be able to compete successfully with respect to these factors in the future.

Growth Strategy.  Our acquisition of other companies may pose certain risks.

We consider and take advantage of selected opportunities to grow by acquiring other businesses whose operations or product lines complement our existing businesses.  Our ability to implement this growth strategy will depend on finding suitable acquisition candidates at acceptable prices and obtaining the required financing.  Any acquisition we may make in the future could be subject to a number of risks, including:

•                  our ability to integrate the operations and personnel of the acquired company;

•                  our failure to identify liabilities of the acquired company for which we may be responsible as a successor owner or operator;

•                  the loss of key personnel in the acquired company; and

•                  the impact on our financial position, results of operations and cash flows resulting from additional acquisition indebtedness.

Our inability to adequately manage these or other risks could have an adverse effect on our business.

Regulation.  The FAA closely regulates many of our operations.  If we fail to comply with its many standards, or if those standards change, we could lose installation or certification capabilities, which are important to our business.

The aerospace industry is highly regulated in the United States by the Federal Aviation Administration to ensure that aviation products and services meet stringent safety and performance standards.  The FAA prescribes standards and licensing requirements for aircraft components, issues designated alteration station authorizations, and licenses private repair stations.  We hold various FAA authorizations and licenses, including a Designated Alteration Station authorization, which gives one of our subsidiaries the authority to certify some aircraft design modifications on behalf of the FAA.  Our business depends on our continuing access to, or use of, these FAA authorizations and licenses, and our employment of, or access to, FAA-certified individual engineering professionals.

We cannot assure you that we will continue to have adequate access to those authorizations, licenses and certified professionals, ..the loss or unavailability of which could adversely affect our operations.  The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business.

Environmental Risks and Regulation.  Some of our operations and facilities generate waste or have done so in the past, which may result in unknown future liabilities for environmental remediation.

Federal and state laws, particularly the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability upon persons responsible for releases or potential releases of hazardous substances and other parties who have some relationship to a site or a source of waste.  We have sent waste to treatment, storage or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws.  We have received requests for information or allegations of potential responsibility from the U.S. Environmental Protection Agency regarding our use of several of these sites.  Given the potentially retroactive nature of environmental liability, it is possible that we will receive additional notices of potential liability relating to current or former activities.  We may incur costs in the future for prior waste disposal by us or former owners of our subsidiaries or our facilities.  Some of our operations are located on properties that are contaminated to varying degrees.  In addition, some of our manufacturing processes create wastewater that requires chemical treatment, and one of our facilities has been cited for excessive quantity and strength of its wastewater.  We may incur costs in the future to address existing or future contamination.  If we incur significant costs in connection with these or other environmental issues, our business and financial condition could be adversely affected.

Excess Loss Risks.  We could sustain losses in excess of our insurance for liability claims.

Our business exposes us to possible claims for damages resulting from the manufacture, installation and use of our products.  Many factors beyond our control could lead to such claims, such as the failure of an aircraft on which our products have been installed, the reliability and skill of the operators of such aircraft and the maintenance performed on such aircraft.  We carry aircraft products and grounding liability insurance for this purpose, but we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to renew our coverage in the future at commercially reasonable rates.

Industry and Market Data.  We cannot guarantee the accuracy and completeness of the industry and market data and trends we describe in this report and rely upon in preparing our operating forecasts.

The industry and market data we use is based on the good faith estimates of our management, which estimates are based primarily upon internal management information and, to the extent available, independent industry publications and other publicly available information.  However, the nature of the aerospace industry and competition in our markets results in limited availability of reliable, independent data.  Although we believe that the sources we have used are reliable, we do not guarantee, and have not independently verified, the accuracy and completeness of the information.

Dependence on Key Personnel.  We need to retain the services of our key employees.

Our success and growth depends in large part on the skills and efforts of our management team and on our ability to attract and retain qualified personnel experienced in the various operations of our business.  The loss of key personnel, including our founder, R. Jack DeCrane, combined with the failure to attract additional qualified personnel for whatever reason, could delay implementation of our business plan or otherwise adversely affect our operations.  We do not carry key man life insurance on any members of our management team.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  At December 31, 2002, the current prime rate was 4.75% and the current LIBOR was 1.95%.  Based on $270.2 million of variable-rate debt outstanding as of December 31, 2002, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 2.95% for LIBOR borrowings, would reduce our pre-tax earnings by $2.7 million annually.

To limit our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of December 31, 2002, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt decreased $53.5 million, or 57.2%, to approximately $40.0 million at December 31, 2002 from $93.5 million at December 31, 2001.  We believe the decrease is attributable to the overall deterioration of the aerospace industry’s financial condition following the events of September 11th and its aftermath.  Subsequent to December 31, 2002, the estimated fair value increased by $10.0 million to approximately $50.0 million as of March 20, 2003.  Although we cannot be certain, we believe the increase may be a result of our announcement that we have entered into a definitive agreement to sell our Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Name	Age	DeCrane Aircraft	DeCrane Holdings

R. Jack DeCrane(1)	56	Director and Chief Executive Officer	Vice Chairman of the Board of Directors and Chief Executive Officer

Richard J. Kaplan	60	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer	Director, Chief Financial Officer and Assistant Secretary

Robert G. Martin	65	Senior Vice President and Group President	—

Jeffrey A. Nerland	45	Senior Vice President and Group President	—

Jeffrey F. Smith	42	Senior Vice President and Group President	—

Thompson Dean	45	Chairman of the Board of Directors	Chairman of the Board of Directors

James A. Quella	53	Director	Director

Susan C. Schnabel(1)(2)	41	Director	Director

Albert E. Suter(1)(2)	67	Director	Director

(1)                      Member of the Compensation Committee; Ms. Schnabel serves as the committee’s chairperson.

(2)                      Member of the Audit Committee; Mr. Suter serves as the committee’s chairman.

R. Jack DeCrane is the founder of DeCrane Aircraft.  Mr. DeCrane served as President from the time DeCrane Aircraft was founded in December 1989 until April 1993, when he was elected to the newly created office of Chief Executive Officer.  In August 2002, Mr. DeCrane was also appointed Chief

Executive Officer of DeCrane Holdings.  He has served on the board of directors of DeCrane Aircraft and DeCrane Holdings since their inceptions.

Richard J. Kaplan has been the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of DeCrane Aircraft and Assistant Treasurer and Assistant Secretary (principal accounting officer) of DeCrane Holdings since March 1999.  In August 2002, Mr. Kaplan was appointed Chief Financial Officer and Assistant Secretary of DeCrane Holdings.  From April 1998 to March 1999, he served as Executive Vice President and Chief Operating Officer of Developers Diversified Realty Corporation.  From 1977 to 1998, he was a partner with Price Waterhouse LLP, having joined the firm in 1964.  He became a director of DeCrane Aircraft and DeCrane Holdings in 2000.

Robert G. Martin has been our Senior Vice President and President of the Systems Integration Group since October 1999.  Mr. Martin also served as President of PATS since we acquired it in January 1999 through December 2002 and as President of Aerospace Display Systems from September 1996 until October 1999.

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

Thompson Dean has been a director of DeCrane Aircraft and DeCrane Holdings in 1998.  Mr. Dean also served are President of DeCrane Holdings from its inception in 1998 through August 2002.  Mr. Dean has also been the Managing Partner of DLJ Merchant Banking, Inc. since November 1995.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. became an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Mr. Dean serves as a director of AKI Holding Corp., Amatek Holdings S.A., Arcade Holding Corporation, Manufacturers’ Services Limited, Mueller Holdings, Inc., and Von Hoffman Holdings, Inc.

James A. Quella has been a director of DeCrane Aircraft and DeCrane Holdings since February 2003.  Mr. Quella has also been a Managing Director and Operating Partner of DLJ Merchant Banking, Inc. since July 2000.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Previously, Mr. Quella was a Managing Director with GH Ventures Partners LLC from January 2000 through July 2000 and Vice Chairman of Mercer Management Consulting, Inc. from 1997 through 1999.  Mr. Quella serves as a director of Advanstar Holdings, Inc., Merrill Corporation and Von Hoffman Holdings, Inc.

Susan C. Schnabel has been a director of DeCrane Aircraft and DeCrane Holdings since 1998.  Ms. Schnabel has also been a Managing Director of DLJ Merchant Banking, Inc. since January 1998.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Ms. Schnabel serves as a director of Environmental Systems Products Holdings, Inc., Noveon, Inc. and Shoppers Drug Mart, Inc.

Albert E. Suter has been a director of DeCrane Aircraft and DeCrane Holdings since May 2002.  Mr. Suter is a Senior Advisor and Retired Vice Chairman and Chief Operating Officer of Emerson Electric Co., a manufacturer of electrical, electromechanical and electronic products and systems.  Mr. Suter has served Emerson in various capacities since 1989.  Mr. Suter serves as a director of Furniture Brands International, Inc.

Selection of Directors and Term of Office

DLJ Merchant Banking Partners II, L.P. is entitled to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft as described in “Item 13. Certain Relationships and Related Transactions—Investors’ Agreement.”  At least one of such directors selected by DLJ Merchant Banking on each board must be an independent director.  Mr. Suter is an independent director.  All directors hold office until their successor is designated and qualified.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the three years ended December 31, 2002.

		Annual Compensation		All Other Compensation
Name	Year	Salary	Bonus	Securities Underlying Options(1)	Other(2)

R. Jack DeCrane(3)	2002	$355,144	$750,000	—	$19,477
Chief Executive Officer and Director	2001	352,906	1,290,000	—	15,741
	2000	341,381	1,100,000	2,981	48,979

Richard J. Kaplan(4)	2002	212,200	330,000	—	9,029
Senior Vice President and Director	2001	212,200	470,000	—	5,809
	2000	207,293	400,000	4,093	25,721

Robert G. Martin(5)	2002	222,789	300,000	—	6,500
Senior Vice President	2001	222,789	403,639	—	6,275
	2000	216,300	384,000	3,229	5,100

Jeffrey A. Nerland(6)	2002	210,000	225,000	—	6,507
Senior Vice President	2001	191,794	290,000	—	5,541
	2000	185,338	250,000	5,344	5,024

Jeffrey F. Smith(7)	2002	212,181	275,000	—	4,565
Senior Vice President	2001	212,003	490,000	—	5,250
	2000	206,063	249,000	3,000	5,250

(1)                      Number of shares of common stock of DeCrane Holdings issuable upon exercise of options granted pursuant to our management incentive plan during the applicable fiscal year.

(2)                      Comprised of relocation costs, life insurance premiums and matching contributions to the 401(k) Retirement Plan.

(3)                      Mr. DeCrane also serves as Vice Chairman of the Board of Directors of DeCrane Holdings and was appointed its Chief Executive Officer in August 2002.

(4)                      Mr. Kaplan also served as Assistant Treasurer and Assistant Secretary (principal accounting officer) of DeCrane Holdings from March 1999 until August 2002 when he was appointed its Chief Financial Officer and Assistant Secretary.

(5)                      Mr. Martin served as President of PATS since we acquired it in January 1999 through December 2002.  In October 1999, Mr. Martin also became our Senior Vice President and Group President of Systems Integration.

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

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2002, no options to purchase shares of DeCrane Holdings common stock were granted pursuant to the management incentive plan.  See “—Employment Agreements and Compensation Arrangements – Incentive Plans.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by our executive officers during the year ended December 31, 2002.  The following table sets forth information about the stock options held by the executive officers named below as of December 31, 2002.

Name	Number of Securities Underlying Unexercised Options Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End(1) Exercisable / Unexercisable

R. Jack DeCrane	36,253 / 73,605	$ — / —
Richard J. Kaplan	10,812 / 21,950	— / —
Robert G. Martin	6,944 / 14,098	— / —
Jeffrey A. Nerland	5,291 / 10,741	— / —
Jeffrey F. Smith	7,019 / 14,253	— / —

(1)                      Unexercised options had an exercise price above fair market value as of December 31, 2002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors makes decisions regarding officer compensation.  Jack DeCrane, chief executive officer of DeCrane Aircraft and DeCrane Holdings, participates in those discussions as a member of the Committee.

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

Change of Control Agreements

In August 2002, we entered into change of control agreements with each of our executive officers, other than Mr. DeCrane, whose above described employment agreement contains provisions concerning change of control.  The agreements, which replaced earlier agreements which had expired, provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer’s employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability, DeCrane Aircraft is required to pay such executive his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

401(k) Retirement Plan

Substantially all of our full-time employees are eligible to participate in one of the 401(k) retirement plans we sponsor.  The 401(k) plans allow employees as participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, as a retirement fund.  The plans generally provide for a discretionary Company match of a percentage of the employee contribution up to a specified percentage of the employee’s salary.  The full amount vested in a participant’s account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

Incentive Plans

Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries.  The Compensation Committee of the Board of Directors administers the management incentive plan.  The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009.  Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria.  At December 31, 2002, 32% of the options granted pursuant to the plan are vested and exercisable.  We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

From time-to-time, we permit designated executive personnel and other key employees to purchase shares of common stock of DeCrane Holdings.  Prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002, a portion of the purchase price was in certain instances, loaned to the participants by DeCrane Aircraft.  This arrangement was made available to persons and in amounts determined by the Compensation Committee of the Board of Directors.  In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share.  The total purchase price was $3.9 million, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates.  During 2000, an additional 19,707 shares of DeCrane Holdings common stock was purchased by employees at $23.00 per share, which was paid in cash.  Subsequent to the July 30, 2002 enactment of the Sarbanes-Oxley Act, we have discontinued making new loans to participants as mandated by the Act.  Loans originated prior to and outstanding as of the effective date of the Act will be repaid in accordance with their terms, as permitted by the Act.

Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and certain other employees of DeCrane Aircraft and its subsidiaries.  The bonus pool, which is approved by the compensation committee, is adjusted each year based on EBITDA and cash flow, as defined, generated by the relevant participant’s operating unit.  Bonus payments are generally made in the quarter following the end of the year or period to which they pertain.

Deferred Compensation Plan

From December 1999 through December 2002, we had a deferred compensation plan in which certain designated executive officers and key employees were permitted to defer a portion of their compensation earned.  DeCrane Aircraft invested amounts deferred and participants were fully vested in the amounts representing the fair market value of their investment accounts.  We made no contributions on behalf of the participants and the invested assets are subject to the claims of our general creditors.  The plan was terminated in January 2003 and the fair market values of the individual investment accounts on the termination date were distributed to the individual participants.

Directors’ Compensation

The directors of DeCrane Holdings and DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors or committees thereof.  However, Albert E. Suter, an independent director not affiliated with any investor in DeCrane Holdings, receives a director’s fee of $50,000 per year.  In addition, the Board of Directors of DeCrane Holdings authorized the issuance of options to purchase 7,500 shares of DeCrane Holdings common stock to Mr. Suter under the same terms as the management incentive plan.  See “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others – Transactions During 2001 and 2002” for additional information.  Also, Mr. Suter is reimbursed for out-of-pocket expenses.  We expect to continue these policies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

DeCrane Aircraft

As of March 28, 2003, DeCrane Aircraft has the following securities issued and outstanding:

•                  100 shares of common stock, which are owned by one stockholder; and

•                  250,000 shares of non-voting 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, which are owned by nine stockholders.

The following table sets forth the beneficial ownership of DeCrane Aircraft’s voting and non-voting securities as of March 28, 2003 by its principal owners and its executive officers and directors.

	Common Stock(2)		16% Senior Redeemable Preferred Stock
Name of Beneficial Owner(1)	Number of Shares, Partially Diluted	Percentage	Number of Shares	Percentage

DeCrane Holdings Co.	100	100.0%	—	—
c/o DLJ Merchant Banking Partners II, L.P. Eleven Madison Avenue, New York, NY 10010

DLJ Merchant Banking Partners II, L.P. affiliates(3)	—	—	200,000	80.0%
Eleven Madison Avenue, New York, NY 10010

Thompson Dean(4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

James A. Quella(4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

Susan C. Schnabel(4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

Putnam Investment Management, Inc. and affiliates(5)	—	—	50,000	20.0%
One Post Office Square, Boston, MA 02109

Albert E. Suter	—	—	—	—

R. Jack DeCrane	—	—	—	—

Richard J. Kaplan	—	—	—	—

Robert G. Martin	—	—	—	—

Jeffrey A. Nerland	—	—	—	—

Jeffrey A. Smith	—	—	—	—

All directors and named executive officers as a group (nine persons)	—	—	—	—

(1)                                  Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                                  The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 28, 2003.

(3)                                  Reflects preferred stock held by the following investors affiliated with DLJ Merchant Banking Partners II, L.P.:

• DLJ Investment Partners, L.P.	• DLJIP II Holdings, L.P.
• DLJ Investment Partners II, L.P.

The address of each of the investors is Eleven Madison Avenue, New York, New York 10010.

(4)                                  Mr. Dean, Mr. Quella and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P. and directors of DeCrane Holdings Co.  The DLJ entities are affiliates of, and commonly collectively referred to as, Credit Suisse First Boston.  See “Item 13. Certain Relationships and Related Transactions—Transactions with Management and Others” for additional information.  The share data shown for these individuals excludes shares shown as held by the DLJ affiliates and DeCrane Holdings Co. separately listed in this table; Mr. Dean, Mr. Quella and Ms. Schnabel disclaim beneficial ownership of those shares.

(5)                                  Reflects preferred stock held by the following investors related to Putnam Investment Management, Inc.:

• Putnam Diversified Income Trust	• Putnam High Yield Trust
• Putnam Fund Trust - Putnam High Yield Trust II	• Putnam Strategic Income Fund
• Putnam High Yield Advantage Fund	• Putnam Variable Trust - Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

DeCrane Holdings

As of March 28, 2003, DeCrane Holdings has the following securities issued and outstanding:

•                  4,116,627 shares of common stock, which is owned by 37 stockholders; and

•                  342,417 shares of non-voting 14% Senior Redeemable Exchangeable Preferred Stock Due 2009, which is owned by 18 stockholders.

The following table sets forth the beneficial ownership of DeCrane Holdings’ voting and non-voting securities as of March 28, 2003 by its principal owners and its executive officers and directors.

	Common Stock(2)		14% Senior Redeemable Preferred Stock
Name of Beneficial Owner(1)	Number of Shares, Partially Diluted	Percentage	Number of Shares	Percentage

DLJ Merchant Banking Partners II, L.P. and affiliates(3) Eleven Madison Avenue, New York, NY 10010	4,179,530	95.4%	340,000	99.3%

Thompson Dean(4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

James A. Quella(4)	—	—	—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

	Common Stock(2)			14% Senior Redeemable Preferred Stock
Name of Beneficial Owner(1)	Number of Shares, Partially Diluted	Percentage		Number of Shares	Percentage

Susan C. Schnabel(4)	—	—		—	—
c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010

Putnam Investment Management, Inc. and affiliates(5) One Post Office Square, Boston, MA 02109	27,871		*	—	—

Albert E. Suter(6)	6,204		*	—	—

R. Jack DeCrane(7)	95,755	2.3%		—	—

Richard J. Kaplan(8)	33,698		*	—	—

Robert G. Martin(9)	11,520		*	—	—

Jeffrey A. Nerland(10)	12,156		*	—	—

Jeffrey A. Smith(11)	16,173		*	—	—

All directors and named executive officers as a group (nine persons)	175,506	4.2%		—	—

*                                         Less than 1.0%

(1)                                  Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                                  The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 28, 2003.

(3)                                  Reflects 3,913,044 shares of common stock, warrants to purchase an additional 266,486 shares of common stock and preferred stock held directly by DLJ Merchant Banking Partners II, L.P. and the following affiliated investors:

• DLJ Diversified Partners, L.P.	• DLJ Millennium Partners, L.P.
• DLJ Diversified Partners-A, L.P.	• DLJ Millennium Partners-A, L.P.
• DLJ EAB Partners, L.P.	• DLJ Offshore Partners II, C.V.
• DLJ ESC II, L.P.	• DLJIP II Holdings, L.P.
• DLJ First ESC L.P.	• DLJMB Funding II, Inc.
• DLJ Investment Partners, L.P.	• MBP II Plan Investors
• DLJ Investment Partners II, L.P.	• UK Investment Plan 1997 Partners, Inc.
• DLJ Merchant Banking Partners II-A, L.P.

The address of each of the investors is Eleven Madison Avenue, New York, New York 10010.

(4)                                  Mr. Dean, Mr. Quella and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P. and directors of DeCrane Aircraft.  The DLJ entities are affiliates of, and commonly collectively referred to as, Credit Suisse First Boston.  See “Item 13.

Certain Relationships and Related Transactions—Transactions with Management and Others” for additional information.  The share data shown for these individuals excludes shares shown as held by the DLJ affiliates separately listed in this table; Mr. Dean, Mr. Quella and Ms. Schnabel disclaim beneficial ownership of those shares.

(5)                                  Reflects warrants to purchase shares of common stock held by the following investors related to Putnam Investment Management, Inc.:

• Putnam Diversified Income Trust	• Putnam High Yield Trust
• Putnam Fund Trust - Putnam High Yield Trust II	• Putnam Strategic Income Fund
• Putnam High Yield Advantage Fund	• Putnam Variable Trust - Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

(6)                                  Includes 2,500 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(7)                                  Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(8)                                  Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(9)                                  Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(10)                            Includes 5,291 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(11)                            Includes 7,019 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

We have a Management Incentive Stock Option Plan under which shares of DeCrane Holdings common stock are authorized for issuance to employees and directors in exchange for their services.  In 1999, we also granted DeCrane Holdings incentive common stock options to non-employees in exchange for consulting and advisory services.  Our Management Incentive Stock Option Plan and the stock options awarded to non-employees are approved by our security holders.  The following table provides aggregate information regarding the shares of DeCrane Holdings common stock that may be issued upon the exercise of the options as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(1))

Equity compensation plans approved by security holders:
Management Incentive Stock Option Plan	293,461	$24.58	53,544
Incentive stock options granted to non-employees	44,612	23.00	—
Equity compensation plans not approved by security holders	—	—	—
Total	338,073	24.37	53,544

The provisions of our Management Incentive Stock Option Plan and the terms of the options granted to non-employees are described in Note 14 accompanying our financial statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Acquisition of Donaldson, Lufkin & Jenrette, Inc. by Credit Suisse Group

DLJ Merchant Banking Partners, II, L.P. is an affiliate of Donaldson, Lufkin & Jenrette, Inc.  In November 2000, Credit Suisse Group and its Credit Suisse First Boston, Inc. subsidiary acquired Donaldson, Lufkin & Jenrette, Inc.  Upon completion of the acquisition, Donaldson, Lufkin & Jenrette, Inc. was renamed Credit Suisse First Boston (USA), Inc.  The combined operations are commonly referred to collectively as Credit Suisse First Boston or CSFB.

Arrangements With Other CSFB / DLJ Affiliates

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior bank credit facility and as a lender thereunder.  Credit Suisse First Boston Corporation, referred to herein as CSFB Corporation and formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, is the sole market-maker for our senior subordinated notes.  In addition, DeCrane Aircraft is obligated to pay CSFB Corporation a $350,000 annual advisory fee.  We may from time to time enter into other investment banking relationships with CSFB Corporation or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith.  We expect that any such arrangement will include provisions for the indemnification of CSFB Corporation against liabilities, including liabilities under the federal securities laws.

Investors’ Agreement

Investors owing 96.7% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, dated October 6, 2000.  The investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement.  The agreement provides that:

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

Transactions During 2002 and 2003

Securities and Exchange Commission rules require we briefly describe transactions, or series of similar transactions, with specified persons (as defined in the rules) and involving amounts exceeding $60,000, which have occurred since January 1, 2002, the beginning of our most recent fiscal year.  These transactions are briefly described below and are also described in the notes accompanying our financial statements included in this report.

•                  DeCrane Holdings repurchased 18,308 shares of its common stock from a former DeCrane Aircraft executive officer for $0.5 million ($27.00 per share) in January 2002.  In connection with the repurchase, DeCrane Aircraft’s $0.2 million loan to the executive officer collateralized by the repurchased common stock was repaid, plus accrued interest.  The former executive officer also elected to exercise 9,120 vested stock options on a cashless basis and received $36,000 for the net difference between the $27.00 per share repurchase price and the $23.00 per share option exercise price.  DeCrane Aircraft funded DeCrane Holdings’ cash requirements for the transactions.

•                  DeCrane Aircraft amended its senior credit facility in March 2002.  Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., received customary fees and reimbursement of expenses in connection with obtaining the amendment.

•                  Mr. Suter purchased 3,704 shares of DeCrane Holdings common stock for $0.1 million and was granted options to purchase an additional 7,500 common shares, all at $27.00 per share, in May and June 2002.  The shares purchased and options granted were under the same terms as the management incentive plan, which also pertains to independent non-management directors.  DeCrane Holdings contributed the net proceeds to DeCrane Aircraft.

•                  DLJ Merchant Banking and affiliates purchased 217,392 shares of DeCrane Holdings common stock for $5.0 million ($23.00 per share) in September 2002.  DeCrane Holdings contributed the net proceeds to DeCrane Aircraft.

•                  DeCrane Aircraft entered into a definitive agreement to sell its Specialty Avionics Group on March 14, 2003.  CSFB Corporation served as DeCrane Aircraft’s financial advisors for the transaction and will receive customary fees and reimbursement of expenses upon closing of the transaction.  The closing is expected to occur before June 30, 2003.

•                  In connection with DeCrane Aircraft’s sale of its Specialty Avionics Group, DeCrane Aircraft further amended its senior credit facility in March 2003.  Credit Suisse First Boston received customary fees and reimbursement of expenses in connection with obtaining the amendment.

•                  CSFB Corporation receives a $350,000 annual advisory fee.

Indebtedness of Executive Officers and Directors

The following table sets forth all indebtedness owed to us by our executive officers and directors that individually exceeds $60,000 as required by Securities and Exchange Commission rules.  All indebtedness set forth below results from purchases of DeCrane Holdings common stock in transactions consummated prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002 and is payable to DeCrane Aircraft.  Beginning July 30, 2002, we no longer provide loans to directors or executive officers as mandated by the Act.  The indebtedness, plus accrued interest, is payable upon the sale of the DeCrane Holdings stock held as collateral for each of the loans.  See “Item 10. Directors and Executive Officers of the Registrant” for information regarding each individual’s relationship with DeCrane Aircraft and DeCrane Holdings.

Name	Number of Shares Held as Collateral(1)	Interest Rate(2)	Total Indebtedness to DeCrane Aircraft as of December 31, 2002
			Principal(3)	Accrued Interest(4)	Total(5)

R. Jack DeCrane	56,521	5.74%	$649,991	$119,806	$769,797
Richard J. Kaplan	21,739	5.74	249,998	46,079	296,077
Robert G. Martin(6)	4,347	5.74	49,990	9,214	59,204
Jeffrey A. Nerland	6,521	5.74	74,991	13,822	88,813
Jeffrey F. Smith	8,695	5.74	99,992	18,430	118,422

(1)                                  Reflects the number of shares of DeCrane Holdings common stock held by DeCrane Aircraft as collateral for the loans.

(2)                                  Reflects the applicable federal rate of interest charged on the loans.  Interest is compounded annually.

(3)                                  Reflects the original principal amount of the loans.

(4)                                  Reflects accrued interest payable through December 31, 2002.

(5)                                  Reflects the maximum amount of indebtedness during the year ended December 31, 2002.

(6)                                  Total indebtedness exceeds $60,000 as of the filing date of this report.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  List of Documents Filed as Part of this Report

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

3.                                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Filing Reference	Exhibit Description

2.1	*

Stock Purchase Agreement dated as of March 14, 2003 among Wings Holdings, Inc. and DeCrane Aircraft Holdings, Inc. and DeCrane Holdings Co. relating to the purchase and sale of 100% of the Common Stock of Avtech Corporation and Tri-Star Electronics International, Inc. and 100% of the Membership Interest of Aerospace Display Systems, LLC

3.2.1	(1)	Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.

3.2.1.1	(15)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001

3.2.2	(1)	Bylaws of DeCrane Aircraft Holdings, Inc.

3.3.1	(10)	Certificate of Formation and Certificate of Merger of Aerospace Display Systems, LLC

3.3.2	(10)	Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC

3.3.2.1	*	Amendment No. 1 to Limited Liability Company Agreement of Aerospace Display Systems, LLC dated March 9, 2003

3.4.1	(1)	Articles of Incorporation of Audio International, Inc.

3.4.2	(1)	Amended & Restated Bylaws of Audio International, Inc.

Exhibit Number	Filing Reference	Exhibit Description

3.5.1	(1)	Articles of Incorporation of Avtech Corporation

3.5.2	(1)	Bylaws of Avtech Corporation

3.7.1	(16)	Certificate of Formation and Certificate of Merger of Dettmers Industries, LLC

3.7.2	(16)	Limited Liability Company Operating Agreement of Dettmers Industries, LLC

3.10.1	(1)	Articles of Incorporation of Hollingsead International, Inc.

3.10.2	(1)	Bylaws of Hollingsead International Inc.

3.11.1	(1)	Articles of Incorporation of Tri-Star Electronics International, Inc.

3.11.2	(1)	Bylaws of Tri-Star Electronics International, Inc.

3.12.1	(1)	Articles of Incorporation of PATS, Inc.

3.12.2	(1)	Bylaws of PATS, Inc.

3.12.3	(1)	Amendment to Articles of Incorporation of PATS, Inc.

3.12.4	(1)	Amendment to Bylaws of PATS, Inc.

3.17.1	(3)	Articles of Incorporation of PPI Holdings, Inc.

3.17.2	(3)	Bylaws of PPI Holdings, Inc.

3.18.1	(3)	Articles of Incorporation of Precision Pattern, Inc.

3.18.2	(3)	Bylaws of Precision Pattern, Inc.

3.19.1	(10)	Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC

3.19.2	(10)	Limited Liability Company Operating Agreement for Custom Woodwork & Plastics, LLC

3.20.1	(4)	Articles of Incorporation of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.20.1.1	(16)	Certificate of Amendment of Articles of Incorporation of PCI Acquisition Co., Inc. (changing its name to PCI Newco, Inc.)

3.20.2	(4)	Bylaws of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.22.1	(5)	Articles of Incorporation DAH-IP Holdings, Inc.

3.22.2	(5)	Bylaws of DAH-IP Holdings, Inc.

3.23.1	(5)	Articles of Incorporation of DAH-IP Infinity, Inc.

3.23.2	(5)	Bylaws of DAH-IP Infinity, Inc.

3.24.1	(5)	Certificate of Limited Partnership of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.)

3.24.1.1	(16)	Certificate of Amendment of the Certificate of Limited Partnership of DAH-IP Acquisition Co., L.P. (changing its name to The Infinity Partners, LTD.)

3.24.2	(5)

Limited Partnership Agreement of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) among DAH-IP Holdings, Inc., the General Partner, and DeCrane Aircraft Holdings, Inc., the Limited Partner

3.24.3	(5)	Assignment of Partnership Interest in The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) by DeCrane Aircraft Holdings, Inc. to DAH-IP Infinity, Inc.

Exhibit Number	Filing Reference	Exhibit Description

3.25.1	(8)	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC

3.25.2	(8)	Limited Liability Company Agreement of Carl F. Booth & Co., LLC

3.26.1	(10)	Restated Articles of Incorporation of ERDA, Inc.

3.26.1.1	(17)	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.

3.26.2	(10)	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)

3.27.1	(12)	Articles of Incorporation of Coltech, Inc.

3.27.2	(12)	Bylaws of Coltech, Inc.

3.29.1	(13)	Certificate of Limited Partnership of DeCrane Aircraft Furniture Co., LP

3.29.2	(13)	Limited Partnership Agreement of DeCrane Aircraft Furniture Co., LP

3.30.1	(17)	Certificate of Formation of DeCrane Cabin Interiors, LLC

3.30.2	(17)	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC

4.1	(1)	Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company

4.1.1	(1)	Supplemental Indenture dated January 22, 1999 among PATS, Inc. and its subsidiaries, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.2	(2)	Supplemental Indenture to be dated April 23, 1999 among PPI Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.3	(12)

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

10.1	(10)	Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein

10.2	(12)	Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein

10.5	(1)	Tax Sharing Agreement dated March 15, 1993 between DeCrane Aircraft and several subsidiaries

10.6**	(1)	Employment Agreement dated July 17, 1998 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.6.1**	(13)	First Amendment to Employment Agreement dated May 5, 2000 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.7**	(1)	401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln National Life Insurance Company

10.8	(1)	Form of Subscription Agreement for DeCrane Holdings Co. common and preferred stock by certain members of Global Technology Partners LLC

10.10	(1)	Credit Agreement dated August 28, 1998 by and among DeCrane Aircraft Holdings, Inc. (successor by merger to DeCrane Finance Co.) and DLJ Capital Funding, Inc.

10.10.1	(1)	First Amendment to Credit Agreement dated January 22, 1999

10.10.2	(6)

Second Amended and Restated Credit Agreement dated as of December 17, 1999 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

Exhibit Number	Filing Reference	Exhibit Description

10.10.3	(9)

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

10.10.5	(16)

Second Amendment to the Third Amended and Restated Credit Agreement dated as of March 19, 2002 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.10.6	*

Third Amendment to the Third Amended and Restated Credit Agreement dated as of March 31, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.19**	(5)	Amended Management Incentive Stock Option Plan

10.20**	(5)	Amended Stock Subscription Agreement

10.21**	(5)	Amended Incentive Bonus Plan

10.22**	(7)	Executive Deferred Compensation Plan

10.23**	*	Form of Change of Control Agreements between DeCrane Aircraft Holdings, Inc. and certain executives

12.1	*	Computation of Earnings to Fixed Charges Ratios

21.1	(17)	List of Subsidiaries of Registrant

99.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12)              Filed as an exhibit to our Form 10-Q dated September 30, 2000 filed with the Commission on November 14, 2000.

(13)              Filed as an exhibit to our Form 10-K dated December 31, 2000 filed with the Commission on March 30, 2001.

(14)              Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001.

(15)              Filed as an exhibit to our Form 10-Q dated September 30, 2001 filed with the Commission on November 13, 2001.

(16)              Filed as an exhibit to our Form 10-K dated December 31, 2001 filed with the Commission on March 27, 2002.

(17)              Filed as an exhibit to our Form 10-Q dated March 31, 2002 filed with the Commission on May 13, 2002.

(b)                                  Reports of Form 8-K Filed During the Quarter Ended December 31, 2002

On November 26, 2002 we filed a Form 8-K Current Report regarding a meeting held with our bondholders on that day.  A copy of the slide presentation given to the bondholders during the meeting is filed as an exhibit.

In addition, on March 17, 2003 we also filed a Form 8-K Current Report regarding DeCrane Aircraft entering into a definitive agreement to sell its Specialty Avionics Group.  The text of the press release is contained in the filing.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

By:	/s/ R. Jack DeCrane	By:	/s/ Richard J. Kaplan
	R. Jack DeCrane		Richard J. Kaplan
	Chief Executive Officer		Senior Vice President, Chief Financial
Officer, Secretary and Treasurer

Date:	April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thompson Dean	By:	/s/ R. Jack DeCrane
	Thompson Dean		R. Jack DeCrane
	Chairman of the Board of Directors		Director

By:	/s/ Richard J. Kaplan	By:	/s/ James A. Quella
	Richard J. Kaplan		James A. Quella
	Director		Director

By:	/s/ Susan C. Schnabel	By:	/s/ Albert E. Suter
	Susan C. Schnabel		Albert E. Suter
	Director		Director

Date:	April 15, 2003

CERTIFICATIONS

Chief Executive Officer Certification

I, R. Jack DeCrane, certify that:

1.                           I have reviewed this annual report on Form 10-K of DeCrane Aircraft Holdings, Inc.;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ R. Jack DeCrane
R. Jack DeCrane
Chief Executive Officer

Chief Financial Officer Certification

I, Richard J. Kaplan, certify that:

1.                           I have reviewed this annual report on Form 10-K of DeCrane Aircraft Holdings Inc.;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Richard J. Kaplan
Richard J. Kaplan
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer

Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Consolidated Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)

Consolidated Financial Statement Schedules

For the years ended December 31, 2002, 2001 and 2000:

II – Valuation and Qualifying Accounts

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholder of
DeCrane Aircraft Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes 1 and 18, the Company will be in default of various financial covenants contained in its senior credit facility on June 30, 2003 unless it successfully consummates the sale of its Specialty Avionics Group prior to that date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans and expectations in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company ceased amortizing goodwill as of January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 18, 2003, except for Note 18,

which is as of March 28, 2003

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2002	2001

Assets

Current assets:
Cash and cash equivalents	$12,612	$9,794
Accounts receivable, net	38,982	58,451
Inventories	80,802	86,498
Deferred income taxes	22,631	14,063
Prepaid expenses and other current assets	2,816	2,559
Total current assets	157,843	171,365

Property and equipment, net	51,883	61,073
Other assets, principally goodwill and other intangibles, net	339,241	413,273
Total assets	$548,967	$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$16,859	$13,899
Accounts payable	17,239	19,051
Accrued liabilities	35,056	56,626
Income taxes payable	—	133
Total current liabilities	69,154	89,709

Long-term debt	364,848	386,351
Deferred income taxes	39,187	33,597
Other long-term liabilities	8,059	7,438

Commitments and contingencies (Note 12)

Mandatorily redeemable preferred stock	34,081	28,240

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized as of December 31, 2002 and 2001; 100 shares issued and outstanding as of December 31, 2002 and 2001	—	—
Additional paid-in capital	121,212	122,469
Notes receivable for shares sold	(2,591)	(2,668)
Accumulated deficit	(83,309)	(17,323)
Accumulated other comprehensive loss	(1,674)	(2,102)
Total stockholder’s equity	33,638	100,376
Total liabilities and stockholder’s equity	$548,967	$645,711

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2002	2001	2000

Revenues	$325,630	$395,352	$347,379
Cost of sales	233,950	279,681	232,048

Gross profit	91,680	115,671	115,331

Operating expenses:
Selling, general and administrative expenses	51,884	59,934	45,394
Impairment of goodwill	7,672	8,583	—
Amortization of goodwill and other intangible assets	5,768	19,920	17,948
Total operating expenses	65,324	88,437	63,342

Income from operations	26,356	27,234	51,989

Other expenses:
Interest expense	33,894	39,001	41,623
Other expenses, net	944	1,047	482

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(8,482)	(12,814)	9,884
Provision for income taxes	354	1,188	6,282

Income (loss) before cumulative effect of change in accounting principle	(8,836)	(14,002)	3,602
Cumulative effect of change in accounting principle	(57,150)	—	—

Net income (loss)	(65,986)	(14,002)	3,602

Accrued preferred stock dividends	(5,373)	(4,593)	(2,040)
Preferred stock redemption value accretion	(468)	(468)	(234)

Net income (loss) applicable to common stockholder	$(71,827)	$(19,063)	$1,328

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In thousands, except share data)			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount

Balance, December 31, 1999	100	$—	$117,158	$(2,468)	$(6,923)	$(1,526)	$106,241

Comprehensive income (loss):
Net income	—	—	—	—	3,602	—	3,602
Translation adjustment	—	—	—	—	—	(161)	(161)
							3,441
Capital contribution, net of common stock repurchased	—	—	7,851	51	—	—	7,902
Value of warrants issued with sale of preferred stock	—	—	4,019	—	—	—	4,019
Accrued preferred stock dividends	—	—	(2,040)	—	—	—	(2,040)
Preferred stock redemption value accretion	—	—	(234)	—	—	—	(234)
Compensatory stock option expense	—	—	561	—	—	—	561
Notes receivable interest accrued	—	—	—	(135)	—	—	(135)
Balance, December 31, 2000	100	—	127,315	(2,552)	(3,321)	(1,687)	119,755
Comprehensive income (loss):
Net loss	—	—	—	—	(14,002)	—	(14,002)
Translation adjustment	—	—	—	—	—	(327)	(327)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(88)	(88)
							(14,417)
Accrued preferred stock dividends	—	—	(4,593)	—	—	—	(4,593)
Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)
Compensatory stock option expense	—	—	215	—	—	—	215
Notes receivable interest accrued	—	—	—	(116)	—	—	(116)
Balance, December 31, 2001	100	—	122,469	(2,668)	(17,323)	(2,102)	100,376
Comprehensive income (loss):
Net loss	—	—	—	—	(65,986)	—	(65,986)
Translation adjustment	—	—	—	—	—	701	701
Unrealized loss on interest rate swap contract	—	—	—	—	—	(273)	(273)
							(65,558)
Capital contribution	—	—	5,000	—	—	—	5,000
Return of capital in connection with the repurchase of common stock, net of related note receivable repaid and tax benefit of options exercised	—	—	(554)	200	—	—	(354)
Accrued preferred stock dividends	—	—	(5,373)	—	—	—	(5,373)
Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)
Compensatory stock option expense	—	—	138	—	—	—	138
Notes receivable interest accrued	—	—	—	(123)	—	—	(123)
Balance, December 31, 2002	100	$—	$121,212	$(2,591)	$(83,309)	$(1,674)	$33,638

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(65,986)	$(14,002)	$3,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	57,150	—	—
Depreciation and amortization	19,811	34,594	29,445
Noncash portion of restructuring, asset impairment and other related charges	19,444	22,058	—
Deferred income taxes	32	(37)	5,121
Other, net	386	689	773
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	19,136	(5,085)	1,036
Inventories	(1,351)	(11,990)	(14,321)
Prepaid expenses and other assets	(69)	(2,278)	2,048
Accounts payable	(1,906)	(1,248)	2,259
Accrued liabilities	(16,617)	(7,615)	(12,973)
Income taxes payable	399	64	583
Other long-term liabilities	(111)	(221)	(790)
Net cash provided by operating activities	30,318	14,929	16,783

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	(13,529)	(89,546)
Capital expenditures	(5,429)	(11,899)	(22,689)
Other, net	—	636	71
Net cash used for investing activities	(11,319)	(24,792)	(112,164)

Cash flows from financing activities:
Senior term debt borrowings	—	20,000	55,000
Senior revolving line of credit borrowings (repayments), net	(6,000)	(400)	12,400
Proceeds from sale of preferred stock and warrants	—	—	24,924
Capital contributions	5,000	—	7,902
Other long-term borrowings	1,145	2,797	3,451
Principal payments on term debt, capitalized leases and other debt	(14,150)	(10,076)	(5,824)
Deferred financing costs	(1,656)	(767)	(1,900)
Return of capital in connection with shares repurchased	(368)	—	—
Other, net	(199)	(157)	(297)
Net cash provided by financing activities	(16,228)	11,397	95,656

Effect of foreign currency translation on cash	47	61	6

Net increase in cash and cash equivalents	2,818	1,595	281
Cash and cash equivalents at beginning of period	9,794	8,199	7,918
Cash and cash equivalents at end of period	$12,612	$9,794	$8,199

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and a majority-owned partnership.  All intercompany accounts and transactions have been eliminated.  Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

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

Financial Condition and Liquidity

The Company’s consolidated financial statements are prepared assuming that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting air travel and, in turn, the aerospace industry and the Company’s business.  In response, the Company implemented restructuring plans in 2001 and 2002 designed to reduce costs and conserve working capital (Note 2).  The Company reported losses for the two years ended December 31, 2002, primarily resulting from charges associated with these restructuring activities, as well as the impairment of goodwill.

During the fourth quarter of fiscal 2002, the Company further assessed its long-term business strategies in light of current aerospace industry conditions.  In addition, the Company subsequently determined that it would likely not be in compliance with its senior credit facility’s financial covenants in 2003.  The Company believes that as the aerospace industry recovers, the demand for its Cabin Management and Systems Integration groups’ products and services for corporate, VIP and head-of-state aircraft will return to historical levels and, accordingly, the Company decided to focus its resources in these market segments.  To accomplish this objective, the Company embarked on a plan to sell its Specialty Avionics Group, which is highly dependent on the commercial airline industry.

As described in Note 18, in March 2003 the Company entered into a definitive agreement to sell its Specialty Avionics Group and received requisite lender approval to amend its senior credit facility to permit the sale.  The amendment also relaxes the financial covenants for 2003 and beyond provided senior credit facility borrowings are reduced with the estimated net proceeds of $132,000,000 from the sale.

The amended senior credit facility also provides that an event of default will occur if the sale is not consummated by or is terminated for any reason prior to June 30, 2003.  If an event of default should occur, the lenders may, at that date, cease to provide additional borrowings and may accelerate repayment of all borrowings then outstanding.  If the lenders took such action, that would be an event of default under the Company’s other debt agreements, permitting those lenders to accelerate repayment of all such debt, as well.  In such event, the Company would require alternate sources of capital, which the Company may not be able to obtain.

Company management is working diligently to close the sale, which is subject to customary closing conditions, including buyer financing and the need to obtain third party consents, and expects the sale will be consummated prior to June 30, 2003.  Company management expects to be in compliance with the revised financial covenants through 2003 based on its current operating plan and its ability to respond to further adverse changes in the Company’s business through additional cost reduction measures.  The Company expects to continue conducting its operations in the ordinary course of business.

Although we cannot be certain and provided that the sale of the Specialty Avionics Group described above will be consummated prior to June 30, 2003, we believe our operating cash flows, together with borrowings under our senior credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.

Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out (“FIFO”) method, or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  In accordance with industry practice, inventoried costs also include amounts relating to programs and contracts with long production cycles that will be recovered from future sales.  Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.

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

Goodwill

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over thirty years from the date the acquisition occurred.  Additional goodwill resulting from contingent consideration payments subsequent to the acquisition date was amortized prospectively over the remaining period of the initial thirty-year term.  Starting January 1, 2002, goodwill is no longer amortized but instead subject to annual impairment testing with a loss charged to operations in the period in which impairment occurs (Note 7).

Other Assets

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years.  Deferred financing costs are amortized using either the straight-line or effective interest method, over the term of the related debt.

Impairment of Goodwill

Effective January 1, 2002 the Company adopted and began testing goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as described in Note 7.  As required by SFAS No. 142, the Company tests goodwill for impairment annually, on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  As a result of the 2002 impairment testing, the Company recorded a $7,672,000 pre-tax charge to operations.

Prior to adoption of SFAS No. 142, impairment testing was in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  In 2001, the Company recorded a $8,583,000 pre-tax charge to reflect the impairment loss resulting from its restructuring plan to close a manufacturing facility (Notes 2 and 7).

Impairment of Long-Lived Assets and Other Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets held for use and intangible assets, other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Long-lived assets deemed held for sale are stated at the lower of cost or fair value.  As a result of two restructuring programs conducted during 2001 and 2002, the Company recorded pre-tax charges of $1,320,000 during 2001 and $3,931,000 during 2002 to reflect the impairment of long-lived assets.  The impairment losses are described in Note 2.

Product Warranty Obligations

The Company sells some products to customers with various repair or replacement warranties.  The terms of the warranties vary according to the customer and/or product involved.  The most common warranty periods are generally one to five years from the earlier of the date of delivery to the customer or six to twelve months from the date of manufacture.

Provisions for estimated future warranty costs are made in the period corresponding to the sale of the product and such costs have been within management’s expectations.  Classification between current and long-term warranty obligations is estimated based on historical trends.

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

The Company does not use derivative financial instruments for trading purposes but only to manage the risk that changes in interest rates would have on future interest payments for a portion of its variable-rate debt.  At December 31, 2002, the Company has an interest rate swap contract to effectively convert $4,500,000 of variable-rate debt to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable-rate debt.  As a result, the interest rate swap contract is reflected at fair value and the related loss of $361,000 on this contract is deferred in stockholder’s equity as a component of comprehensive income (loss).  The deferred loss will be recognized in future periods as interest expense as the related fixed-rate interest payments are made.  In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  The estimated fair value of the Company’s $100,000,000 senior subordinated debt was approximately $40,000,000 at December 31, 2002 and $93,500,000 at December 31, 2001.  All other non-derivative financial instruments as of December 31, 2002 and 2001 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Realized foreign currency exchange gains included in “other expenses, net” caption in the consolidated statements of operations were $194,000 for the year ended December 31, 2002, $103,000 for the year ended December 31, 2001 and $351,000 for the year ended December 31, 2000.

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

Percentage-of-completion is measured using an estimate of direct labor incurred to date to total expected direct labor for each contract.  This method is used because management considers expended direct labor to be the best available measure of progress on these contracts.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Management believes that the Company will not incur any losses on uncompleted contracts at December 31, 2002.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Such costs were $2,490,000 for the year ended December 31, 2002, $3,697,000 for the year ended December 31, 2001 and $4,630,000 for the year ended December 31, 2000.

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

Recent Accounting Pronouncements

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning January 1, 2003.  The Company believes this new standard will not have an impact on its business, consolidated financial position, results of operations or cash flow.

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

FIN No. 45

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002.  However, the disclosure requirements in FIN No. 45 are effective for the Company’s financial statements for periods ending after December 15, 2002.

The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.  The disclosure requirements of this interpretation have been adopted by the Company as of December 31, 2002.

SFAS No. 148

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 148 is effective for the Company’s fiscal year ended December 31, 2002 and for interim financial statements beginning in 2003.  SFAS No. 148 is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

FIN No. 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”).  The Company does not have any variable interest entities as defined in FIN No. 46.

Note 2.          Restructuring, Asset Impairment and Other Related Charges

During the two years ended December 31, 2002, the Company recorded restructuring, assets impairment and other related charges as follows:

	Year Ended December 31,
(In thousands)	2002	2001

Nature of charges:
2001 Asset Realignment Restructuring	$6,901	$28,658
2002 Seat Manufacturing Facilities Restructuring	6,294	—
Other asset impairment related charges	12,048	—
Total pre-tax charges	$25,243	$28,658

Charged to operations:
Cost of sales	$10,992	$16,057
Selling, general and administrative expenses	6,579	4,018
Impairment of goodwill	7,672	8,583
Total pre-tax charges	$25,243	$28,658

Components of charges:
Noncash charges	$19,444	$22,058
Cash charges	5,799	6,600
Total pre-tax charges	$25,243	$28,658

2001 Asset Realignment Restructuring

During the second quarter of 2001, the Company’s Cabin Management Group adopted a restructuring plan to realign production programs between its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the corporate, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  This plan primarily affected the Company’s Cabin Management and Specialty Avionics Groups.

The restructuring, asset impairment and other related charges are comprised of the following:

•                       Impairment of Long-Lived Assets.  In 2001, the restructuring plan resulted in the impairment of property, equipment and goodwill and, accordingly, these assets were written down to their net realizable value.  In 2002, the decision to permanently close the additional manufacturing facility resulted in an additional impairment of property and equipment and, accordingly, these assets were written down to their estimated net realizable value in 2002.  Net realizable values are based on estimated current market values and the actual losses could exceed these estimates.

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

•                       Severance and Other Compensation Costs.  Since the September 11th terrorist attack, the Company has reduced its total workforce by approximately 500 employees, or 18.5%, as of December 2002, of which approximately 260 employees had separated as of December 31, 2001.

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

•                       Other Asset Impairment Related Charges.  Other expenses pertain to provisions for estimated losses on uncompleted long-term contracts aggregating $2,577,000 and other related charges expensed as incurred.

The components of the restructuring, assets impairment and other related charges are as follows:

(In thousands)	Balance at Beginning of the Year	Total Charges			Balance at End of the Year
			Amounts Incurred
			Noncash	Cash

Year ended December 31, 2002:

Severance and other compensation costs	$1,185	$—	$—	$(1,185)	$—
Lease termination and other related costs	424	—	—	(334)	90
Impairment of property and equipment	—	2,557	(2,557)	—	—
Excess inventory write-downs	—	1,265	(1,265)	—	—
Total	$1,609	3,822	$(3,822)	$(1,519)	$90

Other restructuring-related charges		3,079
Total pre-tax charges		$6,901

(In thousands)	Balance at Beginning of the Year	Total Charges			Balance at End of the Year
			Amounts Incurred
			Noncash	Cash

Year ended December 31, 2001:

Impairment of long-lived assets:
Goodwill	$—	$8,583	$(8,583)	$—	$—
Property and equipment	—	1,320	(1,320)	—	—
Product development cost write-offs	—	7,908	(7,908)	—	—
Excess inventory write-downs	—	4,247	(4,247)	—	—
Realignment of production programs between facilities	—	3,902	—	(3,902)	—
Severance and other compensation costs	—	2,024	—	(839)	1,185
Lease termination and other related costs	—	674	—	(250)	424
Total	$—	$28,658	$(22,058)	$(4,991)	$1,609

This restructuring plan was completed during the fourth quarter of fiscal 2002.  From the inception of this restructuring plan in 2001, severance and other compensation costs of approximately $2,024,000 have been paid to manufacturing and administrative employees terminated at the manufacturing facilities closed.  Since the September 11th terrorist attack, the Company has, in addition to the positions eliminated as a result of the 2002 plant closures described above, reduced its total workforce by approximately 500 employees, or 18.5%, as of December 2002 pursuant to this restructuring plan, of which approximately 260 employees had separated as of December 31, 2001.

The remaining balance of restructuring costs includes lease termination and other exit costs.  The restructuring plan related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facility and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2002 Seat Manufacturing Facilities Restructuring

During the first quarter of fiscal 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This plan was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with this restructuring plan, the Company recorded pre-tax charges to operations totaling $6,294,000 during 2002 for restructuring, asset impairment and other related charges.  The charges are comprised of the following:

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

•                       Severance and Other Compensation Costs.  Approximately 115 employees were terminated in connection with the permanent closure of the manufacturing facilities.

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

•                       Other Asset Impairment Related Expenses.  Other expenses pertain to FAA retesting and recertification of products manufactured at a different facility, moving, transportation and travel costs and shutdown / startup costs.  Such costs were charged to expense as incurred.

The components of the restructuring, assets impairment and other related charges are as follows:

(In thousands)	Total Charges			Balance at December 31, 2002
		Amounts Incurred
		Noncash	Cash

Restructuring and assets impairment charges:
Inventory and accounts receivable write-downs	$2,200	$(2,200)	$—	$—
Impairment of property and equipment	1,374	(1,374)	—	—
Severance and other compensation costs	450	—	(450)	—
Lease termination and other related costs	300	—	(236)	64
Total restructuring and asset impairment charges	4,324	$(3,574)	$(686)	$64

Other restructuring-related expenses	1,970
Total pre-tax charges	$6,294

This restructuring plan was completed during the second quarter of fiscal 2002.  The remaining balance of restructuring costs includes lease termination and other exit costs.  The manufacturing facilities were closed during June 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 the Company recorded a pre-tax charge of $12,048,000 for additional asset impairments.  Of this amount, $7,672,000 related to the Company’s annual goodwill impairment testing pursuant to SFAS No. 142 (Note 7) and $4,376,000 related to inventories and was charged to cost of goods sold.

Note 3.          Acquisitions

Acquisitions Completed During 2000

During the year ended December 31, 2000, the Company acquired:

Cabin Management Group

•                       substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

•                       all of the common stock of ERDA, Inc. (subsequently renamed DeCrane Aircraft Seating Co., Inc.), a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000; and

Specialty Avionics Group

•                       all of the common stock of Coltech, Inc., an Arizona-based designer and manufacturer of audio components for commercial and corporate, VIP and head-of-state aircraft, on August 31, 2000.

The consolidated financial statements reflect the acquired companies subsequent to their respective acquisition dates.  The aggregate purchase price for the acquisitions was $59,363,000 in cash, plus contingent consideration totaling a maximum of $2,000,000 payable over three years based on future attainment of defined performance criteria.  The aggregate purchase price includes $3,511,000 of acquisition related costs.  The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values.  As a result, identifiable intangible assets, principally FAA certifications, totaling $18,936,000 were recorded and the $41,622,000 difference between the aggregate purchase price and the fair value of the net assets acquired was recorded as goodwill.

Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from seven to fifteen years.  Prior to the January 1, 2002 adoption of SFAS No. 142 (Note 7), goodwill was being amortized on a straight-line basis over thirty years.  Contingent consideration totaling $2,000,000 was earned during the three years ended December 31, 2002 resulting in a corresponding increase in goodwill.

The acquisitions were funded with borrowings under the Company’s senior credit facility, equity contributions from DeCrane Holdings and the sale of preferred stock as described in Note 11.

Contingent Acquisition Consideration Paid for All Acquisitions

Prior to the year 2000, six additional companies were acquired in transactions in which the sellers were entitled to contingent consideration payments based upon their respective levels of attainment of defined performance criteria.  Based upon the level of attainment of defined performance criteria during the three years ended December 31, 2002, the Company recorded contingent consideration payable of $600,000 in 2002, $700,000 in 2001 and $20,154,000 in 2000 resulting in a corresponding increase in goodwill.  As of December 31, 2002, there are no remaining contingent consideration payment obligations.

During 2001, the Company settled its asserted claims against the sellers of two companies acquired in 2000 for breach of representation and warranty provisions contained in the purchase agreements.  The Company received $3,718,000 from the sellers upon entering into the settlement agreements, which also provided that the Company pay in 2002 a minimum of $3,125,000 of previously contingent consideration for the year ended December 31, 2001 which was reflected as an accrued liability as of December 31, 2001.

Unaudited Pro Forma Information

Unaudited pro forma consolidated results of operations are presented in the table below for the year ended December 31, 2000.  The results of operations reflect the Company’s acquisitions as if all of these transactions were consummated as of January 1, 2000.

(Unaudited, in thousands)	Pro Forma Year Ended December 31, 2000

Revenues	$371,584
EBITDA, as defined (Note 16)	89,160
Net income before cumulative effect of change in accounting principle	5,357

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

During 2002, three customers accounted for more than 10% of the Company’s consolidated revenues (Note 16).  If the Company had completed its 2000 acquisitions at the beginning of 2000, unaudited pro forma revenues from these customers for year ended December 31, 2000 would have been as follows: Bombardier – $65,746,000; Boeing – $53,735,000; and Textron – $53,669,000.  Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

Note 4.          Accounts Receivable

The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign corporate, VIP and head-of-state and commercial aircraft industries.  Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk.  Under certain circumstances, deposits or cash-on-delivery terms are required.  The Company maintains reserves for potential credit losses and generally, such losses have been within management’s expectations.

Accounts receivable are net of an allowance for doubtful accounts of $1,758,000 at December 31, 2002 and $2,647,000 at December 31, 2001.

Note 5.          Inventories

Inventories are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Raw materials	$39,765	$50,503
Work-in-process:
Direct and indirect manufacturing costs	14,641	16,260
Program costs, principally engineering costs	14,769	10,974
Finished goods	7,623	3,089
Costs and estimated earnings in excess of billings on uncompleted contracts	4,004	5,672
Total inventories	$80,802	$86,498

Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  In connection with the 2001 restructuring, $7,908,000 of previously inventoried program costs were determined to be unrecoverable and were charged to cost of sales in 2001; no adjustments were required during the years ended December 31, 2002 and 2000.

Total costs and estimated earnings on all uncompleted contracts as of December 31, 2002 and 2001 are comprised of the following:

	December 31,
(In thousands)	2002	2001

Costs incurred on uncompleted contracts	$49,572	$46,757
Estimated earnings recognized	63,699	50,413
Total costs and estimated earnings	113,271	97,170
Less billings to date	(109,880)	(102,653)
Net	$3,391	$(5,483)

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$4,004	$5,672
Liability – Billings in excess of costs and estimated earnings (Note 8)	(613)	(11,155)
Net	$3,391	$(5,483)

Revenues and earnings for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The Company recorded a provision for estimated losses totaling $2,577,000 during 2002 relating to uncompleted contracts at the furniture manufacturing facility permanently closed.

Note 6.          Property and Equipment

Property and equipment includes the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Land, buildings and leasehold improvements	$36,342	$34,795
Machinery and equipment	29,586	30,311
Computer equipment and software, furniture and fixtures	17,804	17,396
Tooling	6,152	6,052
Total cost	89,884	88,554
Accumulated depreciation and amortization	(38,001)	(27,481)
Net property and equipment	$51,883	$61,073

Included above are owned land and buildings held for sale related to a manufacturing facility the Company closed during 2002 (Note 2).  The cost of the land and buildings is $2,820,000 and the corresponding accumulated depreciation and amortization is $31,000 as of December 31, 2002.

Property and equipment under capital leases included above consists of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Land, buildings and leasehold improvements	$3,558	$4,388
Machinery and equipment	1,337	1,281
Computer equipment and software, furniture and fixtures	2,040	1,836
Total cost	6,935	7,505
Accumulated depreciation and amortization	(2,092)	(2,193)
Net property and equipment	$4,843	$5,312

Depreciation of property and equipment under capital leases is included in depreciation expense in the consolidated financial statements.

Note 7.          Other Assets

Other assets are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Goodwill	$277,152	$337,443
Identifiable intangible assets with finite useful lives	51,732	63,648
Deferred financing costs	9,168	10,204
Other non-amortizable assets	1,189	1,978
Total other assets	$339,241	$413,273

SFAS No. 141 and 142 Adopted as of January 1, 2002

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

•                       Reclassification of Intangible Assets.  Intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill were reclassified to goodwill, net of deferred income taxes.

•                       Discontinuance of Goodwill Amortization.  Goodwill is deemed to be an indefinite-lived asset.  As a result, and in accordance with SFAS No. 142, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.

During 2002, the Company completed the transitional impairment testing of goodwill recorded as of January 1, 2002 as required under SFAS No. 142.  Fair value of each reporting unit was determined using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends, market multiples for comparable businesses and independent appraisals.  Unallocated goodwill was allocated to the reporting units for impairment testing purposes.  The results indicated that the carrying value of goodwill was impaired.  The resulting impairment was primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142.  In accordance with the transitional provision of SFAS No. 142, the Company recorded a $57,150,000 noncash write-down of goodwill (net of $878,000 income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Reported income (loss), net of tax before the cumulative effect of the change in accounting principle, adjusted to reflect the discontinuance of periodic goodwill and assembled workforce amortization charges, is as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Reported income (loss)	$(8,836)	$(14,002)	$3,602
Add back goodwill and assembled workforce amortization, net of tax	—	11,573	10,492
Adjusted income (loss)	$(8,836)	$(2,429)	$14,094

Goodwill

Changes in the carrying amount of goodwill, by business segment (Note 16), for the two years ended December 31, 2002 are as follows:

(In thousands)	Cabin Management Group	Specialty Avionics Group	Systems Integration Group	Corporate	Consolidated Total

Balance, December 31, 2000	$187,797	$131,472	$32,982	$4,105	$356,356
Amortization during the period	(6,640)	(4,709)	(1,180)	(149)	(12,678)
Impairment charge	(5,058)	—	(3,525)	—	(8,583)
Contingent consideration earned, including acquisition related expenses	3,832	—	—	—	3,832
Cash received from sellers, net of additional liabilities recorded, upon settlement of asserted claims	(1,216)	—	—	—	(1,216)
Foreign currency translation	—	(268)	—	—	(268)
Balance, December 31, 2001	178,715	126,495	28,277	3,956	337,443

Adoption of SFAS 141 and 142:
Reclassification of intangible assets	3,076	1,221	386	120	4,803
Transitional impairment charge	(8,463)	(39,322)	(7,881)	(2,362)	(58,028)
Contingent consideration earned, including acquisition related expenses	606	—	—	—	606
Impairment charge	—	(7,672)	—	—	(7,672)
Balance, December 31, 2002	$173,934	$80,722	$20,782	$1,714	$277,152

In 2001, the Company recorded impairment charges total $8,583,000 in connection with its restructuring plan.  During the fourth quarter of fiscal 2002, the Company performed its annual impairment testing and recorded an additional $7,672,000 impairment charge.  The charge results from a decrease in fair value due to further weakness during 2002 in the commercial aircraft portion of our business.  These charges are included as a component of income from operations.

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$45,816	$(11,539)	$34,277	$45,816	$(8,485)	$37,331
Engineering drawings	14,621	(3,791)	10,830	14,617	(2,816)	11,801
Assembled workforce	—	—	—	11,499	(4,535)	6,964
Other identifiable intangibles	13,105	(6,480)	6,625	12,293	(4,741)	7,552
Total identifiable intangibles	$73,542	$(21,810)	$51,732	$84,225	$(20,577)	$63,648

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2006 is as follows: 2003 – $5,845,000; 2004 – $5,792,000; 2005 – $5,625,000; 2006 – $4,423,000; and 2007 – $4,323,000.

Note 8.          Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Salaries, wages, compensated absences and payroll related taxes	$11,213	$17,179
Billings in excess of costs and estimated earnings on uncompleted contracts	613	11,155
Acquisition related contingent consideration	600	6,904
Accrued interest	7,465	4,692
Customer advances and deposits	4,723	3,260
Other accrued liabilities	10,442	13,436
Total accrued liabilities	$35,056	$56,626

Accrued Product Warranty Obligations

The following table reflects the accrued product warranty obligation activity during the three years ended December 31, 2002.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Accrual activity during the year:
Accrual at beginning of the year	$3,348	$3,346	$3,595
Accruals for warranties issued during the period	1,443	921	1,286
Change in accrual estimate related to pre-existing warranties	481	(482)	(1,157)
Settlements made (in cash or in kind) during the period	(880)	(437)	(378)
Accrual at end of the year	$4,392	$3,348	$3,346

Classification at end of the year:
Current liability	2,991	2,721	2,373
Long-term liability	1,401	627	973
Total	$4,392	$3,348	$3,346

Note 9.          Long-Term Debt

Long-term debt includes the following amounts as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Senior credit facility:
Term loans	$264,200	$275,706
Revolving line of credit	6,000	12,000
12% senior subordinated notes	100,000	100,000
Capital lease obligations and term debt financing, secured by property and equipment	10,509	10,745
Other indebtedness	998	1,799
Total long-term debt	381,707	400,250
Less current portion	(16,859)	(13,899)
Long-term debt, less current portion	$364,848	$386,351

Senior Credit Facility

During 2002, the Company amended certain of the terms of its senior credit facility.  The amendment combined two $25,000,000 working capital and acquisitions lines of credit into a single $50,000,000 working capital line of credit, increased the prime rate and LIBOR interest margins by 50 basis points and amended certain financial covenants, principally through December 31, 2003.  During 2001, the Company borrowed $20,000,000 under its term loan senior credit facility and used the net proceeds to repay amounts then outstanding under the acquisition revolving line of credit.

The senior credit facility provides for term loan borrowings in the initial principal amount of $290,000,000 and a revolving line of credit for borrowings up to an aggregate principal amount of $50,000,000 for working capital and to finance acquisitions.  Principal payments for term loan borrowings are due in increasing amounts over the next four years and all borrowings under the revolving loan facility must be repaid by September 30, 2004.  Loans under the senior credit facility generally bear interest based on a margin over, at the Company’s option, prime rate or LIBOR.  The margins applicable to portions of amounts borrowed may vary depending upon the Company’s consolidated debt leverage ratio.  Currently, the applicable margins are 2.50 to 3.25 for prime rate borrowings and 3.75% to 4.50% for LIBOR borrowings.  The weighted-average interest rate on all senior credit facility borrowings outstanding was 5.97% as of December 31, 2002.  Borrowings under the senior credit facility are secured by substantially all of the assets of the Company.  The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.

As of December 31, 2002, the Company had an irrevocable standby letter of credit in the amount of $400,000 issued and outstanding under is senior credit facility, which reduces borrowings available under the revolving line credit.

On March 28, 2003, the Company received requisite lender approval to further amend the terms of its senior credit facility (Note 18).

12% Senior Subordinated Notes

The senior subordinated notes mature on September 30, 2008 and interest is payable semi-annually on March 30, and September 30, of each year.  The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness.  Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium.  In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium.  The Company is subject to restrictive covenants, including the payment of dividends in cash.

Other Indebtedness

As of December 31, 2002, other indebtedness reflects acquisition financing payable to sellers in connection with their respective acquisitions.  The debt is non-interest bearing; original issue discounts ranging between 10.5% and 12.5% are being amortized over their terms.

Aggregate Maturities

The total annual maturities of long-term debt outstanding as of December 31, 2002 are as follows:

(In thousands)

Year ending December 31,
2003	$16,887
2004	54,043
2005	97,766
2006	107,090
2007	650
2008 and thereafter	105,299
Total aggregate maturities	381,735
Less unamortized debt discounts	(28)
Total long-term debt	$381,707

Note 10.  Income Taxes

Income (loss) before income taxes and cumulative effect of change in accounting principle was taxed under the following jurisdictions:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Domestic	$(7,381)	$(12,236)	$10,049
Foreign	(1,101)	(578)	(165)
Total	$(8,482)	$(12,814)	$9,884

The provisions for income taxes (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Current:
U.S. federal	$—	$62	$370
State and local	255	1,133	671
Foreign	67	30	120
Total current	322	1,225	1,161

Deferred:
U.S. federal	(144)	545	4,599
State and local	463	(464)	557
Foreign	(287)	(118)	(35)
Total deferred	32	(37)	5,121

Total provision:
U.S. federal	(144)	607	4,969
State and local	718	669	1,228
Foreign	(220)	(88)	85
Total provision	$354	$1,188	$6,282

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following differences:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Income tax (benefit) at U.S. statutory rates	$(2,969)	$(4,485)	$3,459
Tax effect of increases (decreases) resulting from:
Amortization of assets and other expenses not deductible for income tax purposes	2,927	5,477	2,247
State income taxes, net of federal benefit	467	265	798
Lower tax rates on earnings of foreign subsidiaries and foreign sales corporation	(8)	(57)	(214)
Other, net	(63)	(12)	(8)
Income tax at effective rates	$354	$1,188	$6,282

Deferred tax liabilities (assets) are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Gross deferred tax liabilities:
Intangible assets	$31,267	$31,849
Program costs	6,168	4,839
Property and equipment	3,119	3,461
Other	56	322
Gross deferred tax liabilities	40,610	40,471

Gross deferred tax (assets):
Loss carryforwards	(12,173)	(8,980)
Accrued liabilities	(6,797)	(7,732)
Inventory	(4,252)	(3,130)
Other	(832)	(1,095)
Gross deferred tax (assets)	(24,054)	(20,937)
Net deferred tax liability	$16,556	$19,534

Balance sheet classification:
Noncurrent deferred tax liability	$39,187	$33,597
Current deferred tax asset	(22,631)	(14,063)
Net deferred tax liability	$16,556	$19,534

As of December 31, 2002, the Company has total loss carryforwards of approximately $30,782,000 for federal income tax purposes and $21,268,000 for state income tax purposes, including federal loss carryforwards acquired in acquisitions.  The Company expects that federal loss carryforwards acquired in an acquisition totaling approximately $12,600,000 will transfer to the buyer in connection with the sale of the Specialty Avionics Group described in Note 18.  The loss carryforwards are not subject to limitations on their annual utilization (“Section 382 limitation,” as defined in the Internal Revenue Code) and therefore are available for utilization in 2002.  The federal and state loss carryforwards expire in varying amounts commencing in 2011 and continuing through 2022.  Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and loss carryforwards prior to their expiration.

Undistributed earnings of foreign subsidiaries are not material to the consolidated financial statements.  As such, foreign taxes that may be due, net of U.S. foreign tax credits, have not been provided.

Note 11.  Capital Structure

Authorized Capital Structure

In October 2001, DeCrane Aircraft amended its articles of incorporation and reduced its authorized capital structure by eliminating all previously authorized but never issued cumulative convertible preferred stock and undesignated preferred stock and reduced the number of common shares authorized for issuance.  Subsequent to the amendment, DeCrane Aircraft is authorized to issue 1,000 shares of common stock ($.01 par value) and 700,000 shares of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009 ($.01 par value).

Mandatorily Redeemable Preferred Stock

The table below summarizes mandatorily redeemable preferred stock issued during the three years ended December 31, 2002.

(In thousands)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Sale of preferred stock	250,000	$25,000	$(4,019)	$20,981
Issuance costs	—	—	(76)	(76)
Accrued dividends and redemption value accretion	20,400	2,040	234	2,274
Balance, December 31, 2000	270,400	27,040	(3,861)	23,179

Accrued dividends and redemption value accretion	45,930	4,593	468	5,061
Balance, December 31, 2001	316,330	31,633	(3,393)	28,240

Accrued dividends and redemption value accretion	53,731	5,373	468	5,841
Balance, December 31, 2002	370,061	$37,006	$(2,925)	$34,081

On June 30, 2000, 250,000 shares of DeCrane Aircraft 16% preferred stock and warrants to purchase 139,357 shares of DeCrane Holdings common stock were sold for $25,000,000 to DLJ affiliates (Note 15).  The proceeds from the sale were used to fund, in part, the ERDA acquisition (subsequently renamed DeCrane Aircraft Seating Co.).  A portion of the proceeds from the sale totaling $4,019,000 were ascribed to the common stock warrants and was credited to additional paid-in capital.  The corresponding reduction in redemption value of the preferred stock, and related issuance costs, are recorded as an issuance discount and are being amortized using the effective interest method through the preferred stock mandatory redemption date.

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

Common Stock

DeCrane Aircraft has 100 shares ($.01 par value) issued and outstanding as of December 31, 2002 and 2001.  All of the shares are owned by DeCrane Holdings, DeCrane Aircraft’s parent company.

During 2000 and 2002, DeCrane Aircraft received additional cash capital contributions from DeCrane Holdings aggregating $7,902,000 in 2000 and $5,000,000 in 2002 resulting from DeCrane Holdings’ sale of capital stock.  The proceeds were used to fund portions of the acquisitions completed during 2000 and to fund working capital requirements in 2002.

Also during 2002, DeCrane Holdings repurchased and canceled 18,743 common shares from former members of the Company’s management.  The former management members also elected to exercise 9,252 vested stock options on a cashless basis.  The $14,000 income tax benefit associated with the stock options exercised was also credited to additional paid-in capital.  In connection with the repurchase, a note receivable collateralized by the repurchased common stock was repaid.  The Company returned $368,000 of paid-in capital to DeCrane Holdings to fund its cash requirements for these transactions.

Notes Receivable for Shares Sold

During 1998 and 1999, DeCrane Holdings sold mandatorily redeemable preferred and common stock in three transactions in which one-half of the purchase price was paid in cash and one-half was loaned to the purchasers by DeCrane Aircraft, with interest at the then applicable federal rates.  The loans bear interest at rates ranging between 4.33% and 5.74%.  The loans, plus accrued interest, are payable upon the sale of the stock and are collateralized by such stock.  The resulting notes receivable, plus accrued interest, are classified as a reduction of stockholder’s equity in the consolidated statement of financial position.

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

During 2000, a note receivable totaling $51,000, including accrued interest, was canceled in conjunction with the repurchase of the common stock that collateralized the note for its original $23.00 per share issuance price.  During 2002, a note receivable totaling $200,000, plus accrued interest, was repaid in connection with the repurchase of the common stock collateralizing the note receivable.

Note 12.  Commitments and Contingencies

Litigation

As part of its investigation of the crash of Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) initially notified the Company that it recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of the Company’s subsidiaries.  The Company’s subsidiary has worked vigorously over the last four years with the CTSB investigators in the fact-finding investigation of this catastrophic incident.  On March 27, 2003, the CTSB released its final report on its investigation.  This report indicated that the CTSB was unable to conclusively determine the cause of the fire which led to the crash of the aircraft.

Families of most of the 229 persons who died aboard the flight have filed actions in federal and state courts against the subsidiary, the Company, and many other unaffiliated parties, including Swissair and Boeing (“Passenger Actions”).  The Passenger Actions claim negligence, strict liability, and breach of warranty relating to the installation and testing of the in-flight entertainment system.  The Passenger Actions seek damages and costs in an unstated amount.  All of the Passenger Actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pre-trial proceedings.  Most of the Passenger Actions have been settled by Boeing and Swissair.  Boeing and Swissair have advised the Company that they intend to seek contribution from the Company’s subsidiary.  The Company, based in part on information received from independent fire and safety experts retained by it, does not believe that the installation of the equipment installed by its subsidiary impacted the operation or safety of the aircraft.  Accordingly, the Company continues to defend the claims.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business.  Management believes the ultimate disposition of all such matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Lease Commitments

The Company leases some of its facilities and equipment under capital and operating leases.  Some of the leases require payment of property taxes and include escalation clauses.  Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2002:

(In thousands)	Capital Leases	Operating Leases

Year ending December 31,
2003	$1,108	$3,167
2004	966	3,085
2005	790	3,030
2006	567	2,726
2007	497	2,479
2008 and thereafter	1,995	10,953
Total minimum payments required	5,923	$25,440
Less amount representing future interest cost	(1,737)
Recorded obligation under capital leases	$4,186

Total rental expense charged to operations was $4,393,000 for the year ended December 31, 2002, $4,232,000 for the year ended December 31, 2001 and $3,903,000 for the year ended December 31, 2000.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared.  The DeCrane Holdings preferred stock has a total redemption value of $62,222,000 as of December 31, 2002, including accumulated dividends.

Note 13.  Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Components of cash paid for acquisitions:
Fair value of assets acquired	$—	$—	$94,155
Liabilities assumed	—	—	(34,792)
Cash paid	—	—	59,363
Less cash acquired	—	—	(292)
Net cash paid for acquisitions	—	—	59,071

Contingent consideration paid for previously completed acquisitions	5,826	17,075	29,825
Cash purchase price reductions received as a result of settling asserted claims against the sellers (Note 3)	—	(3,718)	—
Additional acquisition related expenses	64	172	650
Total cash paid for acquisitions	$5,890	$13,529	$89,546

Noncash investing and financing transactions:
16% mandatorily redeemable preferred stock dividends paid by the issuance of additional shares	$5,373	$4,593	$2,040
Capital expenditures financed with capital lease obligations	264	4,438	109
Additional acquisition contingent consideration recorded	600	3,825	20,154
Interest accrued during the period on loans to stockholders for the purchase of DeCrane Holdings capital stock	123	116	135

Paid in cash:
Interest	$28,417	$35,821	$39,160
Income taxes paid (refunded), net	(91)	1,161	578

Note 14.  Employee Benefit Plans

Stock Based Incentive Compensation

Management Incentive Stock Option Plan

DeCrane Holding’s Board of Directors has approved a management incentive plan which provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of the Company and its subsidiaries.  The Compensation Committee of the Board of Directors of DeCrane Holdings administers the plan and makes a determination as to any options to be granted.  The plan provides for the granting of options to purchase a maximum of 356,257 common shares prior to expiration in 2009.  The options are granted at fair market value at the date of grant.  Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting can be accelerated based upon future attainment of defined performance criteria.  In addition, the Compensation Committee may authorize alternate vesting schedules.  The plan also provides for the acceleration of vesting upon the occurrence of certain events, including, under certain circumstances, a change of control.

During 2000, options to purchase 80,623 shares were granted under the plan, of which 15,828 shares vested immediately.  An additional 36,832 shares from the 1999 (inception of the plan) and 2000 grants vested based on the attainment of year 2000 performance criteria.  During 2001, no options were granted under the plan and no additional shares from the 1999 and 2000 grants vested based on the required year 2001 performance criteria.  During 2002, options to purchase 15,000 shares, with vesting over a three year period from the grant date, were granted under the plan and no additional shares from prior year grants vested based on the required year 2002 performance criteria.

The per share exercise price of the options granted was equal to the fair market value of the common stock on each of the grant dates and, accordingly, no compensation expense was recognized during the three years ended December 31, 2002.

Incentive Stock Options Granted to Others

In July 1999, a group of related party investors, including two individuals who were then serving as directors, were granted options as compensation for consulting services.  Options were granted to purchase 44,612 shares of DeCrane Holdings common stock at an exercise price of $23.00 per share, equal to the fair market value of the common stock on the grant date.  The options vest over a three-year period, are subject to acceleration if DLJ and its affiliates sell any of their shares of common stock, and expire in 2009.  The options are fully vested as of December 31, 2002.

Summary of All Stock Options

The following table summarizes all stock option activity during the three years ended December 31, 2002.

	Year Ended December 31,
	2002		2001		2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Options outstanding at beginning of the year	363,353	$24.82	386,869	$24.86	327,534	$23.00
Granted	15,000	27.00	—	—	80,623	31.94
Exercised	(9,252)	23.00	—	—	—	—
Canceled	(31,028)	31.32	(23,516)	25.55	(21,288)	23.00
Options outstanding at end of the year	338,073	24.37	363,353	24.82	386,869	24.86

Options exercisable at end of the year	138,546	23.66	139,051	23.82	124,395	24.07

As of December 31, 2002, options to purchase 53,544 common shares remained available for grant under the Management Incentive Stock Option Plan.  The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2002.

	All Options Outstanding		Number of Shares Exercisable as of December 31, 2001
	Number of Shares as of December 31, 2001	Weighted-Average Remaining Contractual Life

Per share exercise price:
$23.00	294,527	6.95 years	130,946
$27.00	7,500	9.35 years	—
$35.00	36,046	7.93 years	7,600
Total	338,073	7.11 years	138,546

For compensatory stock options granted to non-employees, the Company recognized compensation expense of $138,000 for the year ended December 31, 2002, $215,000 for the year ended December 31, 2001 and $561,000 for the year ended December 31, 2000.  For non-compensatory stock options, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the three years ended December 31, 2002.  The Company has adopted the disclosure-only provisions of SFAS No. 123.

For the three years ended December 31, 2002, net income (loss), pro forma for the effect of applying the fair value method to the options granted, would have been as follows:

	Year Ended December 31,
(In thousands, except per share data)	2002	2001	2000

Net income (loss):
As reported	$(65,986)	$(14,002)	$3,602
Pro forma	(66,362)	(14,394)	3,163

Weighted-average fair value of options granted (per share)	10.96	—	9.48

For the purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting period.  The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

The fair value of the options was determined using the following assumptions:

	2002	2001	2000

Compensatory options(1):
Risk free interest rates	5.13%	5.35%	5.23%
Expected dividend yield	—	—	—
Expected life	10 years	10 years	10 years
Expected stock price volatility	—	—	—

Employee and director options(2):
Risk free interest rates	—	—	5.5-6.7%
Expected dividend yield	—	—	—
Expected life	—	—	8 years

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

401(k) Retirement Plan

Substantially all domestic employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974.  The Company’s expense related to its matching contributions to these plans totaled $1,469,000 for the year ended December 31, 2002, $2,272,000 for the year ended December 31, 2001 and $2,203,000 for the year ended December 31, 2000.

Note 15.  Related Party Transactions

The Company’s transactions with related parties included in the consolidated financial statements are summarized in the table below.

	Year Ended December 31,
(In thousands)	2002	2001	2000

CSFB / DLJ:
Transaction financing fees and expenses	$1,627	$520	$1,703
Management fees:
Charged to operations during the period	350	300	300
Payable as of period end	125	375	75

Global Technology Partners, LLC:
Promissory notes:
Receivable as of period end, including interest	567	542	518

Each related party is described below.

CSFB / DLJ

DLJ Merchant Banking Partners II, L.P. and affiliated funds own 85.1% of DeCrane Holdings common stock and 99.3% of its preferred stock, and 80.0% of DeCrane Aircraft’s preferred stock, all on a fully diluted basis.  In November 2000, DLJ Merchant Banking Partners II, L.P. and affiliated funds became indirect affiliates of Credit Suisse Group and Credit Suisse First Boston, Inc.

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

Global Technology Partners, LLC

Members of Global Technology own 1.5% of DeCrane Holdings common stock and 0.7% of its preferred stock, all on a fully diluted basis, and had two members on the Company’s Board of Directors from August 1998 through July 2000.  DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%.  The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collateralized by such stock.

Note 16.  Business Segment Information

The Company supplies products and services to the aerospace industry.  The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that develop, manufacture and sell distinct products and services.  The groups and a description of their businesses are as follows:

•                  Cabin Management – provides interior cabin components for the corporate, VIP and head-of-state aircraft market, including cabin interior furnishings, cabin management systems, seating and composite components;

•                  Specialty Avionics – designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•                  Systems Integration – manufacturers auxiliary fuel systems and auxiliary power units, provides system integration services, provides corporate, VIP and head-of-state aircraft completion and refurbishment services and is a Boeing Business Jet authorized service center.

Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of overall economic returns and cash flows.  Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  This is consistent with the manner in which the Company’s lenders and ultimate investors measure its overall performance.

The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies (Note 1).  Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

Summary of Business by Segment

	Year Ended December 31,
(In thousands)	2002	2001	2000

Revenues:
Cabin Management	$172,832	$206,052	$174,796
Specialty Avionics	95,789	123,240	110,878
Systems Integration	58,051	67,528	62,965
Inter-group elimination(1)	(1,042)	(1,468)	(1,260)
Consolidated totals	$325,630	$395,352	$347,379

Revenues from significant customers(2):
Cabin Management	$94,014	$108,737	$107,194
Specialty Avionics	23,356	35,115	30,542
Systems Integration	35,388	46,138	31,750
Consolidated totals	$152,758	$189,990	$169,486

EBITDA:
Cabin Management	$32,644	$45,554	$46,041
Specialty Avionics	25,353	33,272	26,696
Systems Integration	18,084	17,152	15,026
Corporate(3)	(6,072)	(7,125)	(6,969)
Inter-group elimination(4)	9	(62)	198
Consolidated totals(5)	$70,018	$88,791	$80,992

Depreciation and amortization:
Cabin Management	$6,695	$14,607	$9,477
Specialty Avionics	6,507	12,012	12,101
Systems Integration	2,956	4,346	4,682
Corporate	961	1,411	927
Consolidated totals(6)	$17,119	$32,376	$27,187

Total assets (as of period end):
Cabin Management	$281,655	$311,476	$307,241
Specialty Avionics	154,540	214,569	227,093
Systems Integration	62,437	76,312	86,602
Corporate(7)	50,448	43,497	43,651
Inter-group elimination(8)	(113)	(143)	(333)
Consolidated totals	$548,967	$645,711	$664,254

Capital expenditures:
Cabin Management	$3,829	$6,579	$14,896
Specialty Avionics	1,073	1,708	2,496
Systems Integration	478	3,371	1,612
Corporate	49	241	3,685
Consolidated totals(9)	$5,429	$11,899	$22,689

The notes appear on the next page.

Summary of Business by Geographical Area

	Year Ended December 31,
(In thousands)	2002	2001	2000

Consolidated net revenues to unaffiliated customers(10):
United States	$322,811	$391,296	$344,150
Western Europe	2,819	4,056	3,229
Consolidated totals	$325,630	$395,352	$347,379

Consolidated long-lived assets(11):
United States	$48,000	$56,218	$54,566
Western Europe	2,164	2,564	2,758
Mexico	1,719	2,291	2,167
Consolidated totals	$51,883	$61,073	$59,491

Notes

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Three customers each accounted for more than 10% of the Company’s consolidated revenues during the three years ended December 31, 2002 as shown in the table below.  Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Textron(a)	$56,563	$58,192	$52,620
Boeing(b)	50,065	70,257	52,735
Bombardier(b)	46,130	61,541	64,131
Consolidated totals	$152,758	$189,990	$169,486

(a)                      All operating groups derived revenues from Textron during each of the periods except for the Systems Integration Group during 2000.

(b)                     All operating groups derived revenues from Boeing and Bombardier during each of the periods.

(3)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(4)                      Reflects elimination of the effect of inter-group profits in inventory.

(5)                      The table below reconciles EBITDA to consolidated income from operations and income (loss) before income taxes.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Consolidated EBITDA	$70,018	$88,791	$80,992
Depreciation and amortization(6)	(17,119)	(32,376)	(27,187)
Restructuring, asset impairment and other related charges	(25,243)	(28,658)	—
Acquisition related charges not capitalized	(1,162)	(308)	(1,255)
Other noncash charges	(138)	(215)	(561)
Consolidated income from operations	26,356	27,234	51,989

Interest expense	(33,894)	(39,001)	(41,623)
Other expenses, net	(944)	(1,047)	(482)
Consolidated income (loss) before income taxes	$(8,482)	$(12,814)	$9,884

(6)                      Reflects depreciation and amortization of long-lived assets, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142) and other intangible assets.  Excludes amortization of deferred financing costs, which are classified as a component of interest expense.  The table below reconciles depreciation and amortization of long-lived assets to consolidated depreciation and amortization.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Depreciation and amortization of long-lived assets	$17,119	$32,376	$27,187
Amortization of deferred financing costs	2,692	2,218	2,258
Consolidated depreciation and amortization	$19,811	$34,594	$29,445

(7)                      Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(8)                      Reflects elimination of inter-group receivables and profits in inventory as of period end.

(9)                      Reflects capital expenditures paid in cash.  Excludes capital expenditures financed with capital lease obligations of $264,000 for the year ended December 31, 2002, $4,438,000 for the year ended December 31, 2001 and $109,000 for the year ended December 31, 2000.

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

(4)                      Elimination of equity in earnings of subsidiaries.

Balance Sheets

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$146	$123	$—		$12,612
Accounts receivable, net	—	37,822	1,160	—		38,982
Inventories	—	79,360	1,442	—		80,802
Other current assets	23,912	1,244	291	—		25,447
Total current assets	36,255	118,572	3,016	—		157,843

Property and equipment, net	2,485	47,232	2,166	—		51,883
Other assets, principally intangibles, net	11,708	327,518	15	—		339,241
Investments in subsidiaries	351,502	10,963	—	(362,465	)(1)	—
Intercompany receivables	273,178	172,389	5,740	(451,307	)(2)	—
Total assets	$675,128	$676,674	$10,937	$(813,772)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$15,337	$1,516	$6	$—		$16,859
Other current liabilities	16,786	34,284	1,225	—		52,295
Total current liabilities	32,123	35,800	1,231	—		69,154

Long-term debt, less current portion	355,568	9,280	—	—		364,848
Intercompany payables	172,389	278,918	—	(451,307	)(2)	—
Other long-term liabilities	45,655	1,535	56	—		47,246

Mandatorily redeemable preferred stock	34,081	—	—	—		34,081

Stockholder’s equity:
Paid-in capital	118,621	337,592	15,440	(353,032	)(1)	118,621
Retained earnings (deficit)	(83,309)	13,910	(4,477)	(9,433	)(1)	(83,309)
Accumulated other comprehensive loss	—	(361)	(1,313)	—		(1,674)
Total stockholder’s equity	35,312	351,141	9,650	(362,465)		33,638
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$675,128	$676,674	$10,937	$(813,772)		$548,967

	December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$9,641	$(92)	$245	$—		$9,794
Accounts receivable, net	—	56,973	1,478	—		58,451
Inventories	—	84,864	1,634	—		86,498
Other current assets	15,153	1,138	331	—		16,622
Total current assets	24,794	142,883	3,688	—		171,365

Property and equipment, net	3,355	55,152	2,566	—		61,073
Other assets, principally intangibles, net	15,348	388,269	9,656	—		413,273
Investments in subsidiaries	403,786	20,697	—	(424,483	)(1)	—
Intercompany receivables	256,360	121,030	4,300	(381,690	)(2)	—
Total assets	$703,643	$728,031	$20,210	$(806,173)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$11,839	$2,054	$6	$—		$13,899
Other current liabilities	24,849	49,854	1,107	—		75,810
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt, less current portion	376,392	9,959	—	—		386,351
Intercompany payables	120,998	260,660	32	(381,690	)(2)	—
Other long-term liabilities	38,847	1,806	382	—		41,035

Mandatorily redeemable preferred stock	28,240	—	—	—		28,240

Stockholder’s equity:
Paid-in capital	119,801	336,986	15,440	(352,426	)(1)	119,801
Retained earnings (deficit)	(17,323)	66,800	5,257	(72,057	)(1)	(17,323)
Accumulated other comprehensive loss	—	(88)	(2,014)	—		(2,102)
Total stockholder’s equity	102,478	403,698	18,683	(424,483)		100,376
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$703,643	$728,031	$20,210	$(806,173)		$645,711

Statements of Operations

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$321,634	$9,325	$(5,329	)(3)	$325,630
Cost of sales	—	231,284	7,995	(5,329	)(3)	233,950

Gross profit	—	90,350	1,330	—		91,680

Selling, general and administrative expenses	8,334	42,265	1,285	—		51,884
Impairment of goodwill	—	7,672	—	—		7,672
Amortization of intangible assets	—	5,767	1	—		5,768
Interest expense	28,303	5,585	6	—		33,894
Intercompany charges	(24,309)	24,309	—	—		—
Equity in earnings of subsidiaries	52,890	9,535	—	(62,425	)(4)	—
Other expenses (income), net	495	209	240	—		944
Provision for income taxes (benefit)	(1,211)	1,785	(220)	—		354
Cumulative effect of change in accounting principle	1,484	46,113	9,553	—		57,150

Net loss	$(65,986)	$(52,890)	$(9,535)	$62,425		$(65,986)

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$391,677	$11,322	$(7,647	)(3)	$395,352
Cost of sales	—	277,414	9,914	(7,647	)(3)	279,681

Gross profit	—	114,263	1,408	—		115,671

Selling, general and administrative expenses	9,390	49,764	780	—		59,934
Impairment of goodwill	—	8,583	—	—		8,583
Amortization of intangible assets	202	19,313	405	—		19,920
Interest expense	37,796	1,187	18	—		39,001
Intercompany charges	(23,815)	23,815	—	—		—
Equity in earnings of subsidiaries	(4,894)	(115)	—	5,009	(4)	—
Other expenses (income), net	361	508	178	—		1,047
Provision for income taxes (benefit)	(5,038)	6,314	(88)	—		1,188

Net income (loss)	$(14,002)	$4,894	$115	$(5,009)		$(14,002)

	Year Ended December 31, 2000
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$343,710	$11,873	$(8,204	)(3)	$347,379
Cost of sales	—	230,864	9,388	(8,204	)(3)	232,048

Gross profit	—	112,846	2,485	—		115,331

Selling, general and administrative expenses	8,720	35,359	1,315	—		45,394
Amortization of intangible assets	276	17,263	409	—		17,948
Interest expense	40,864	752	7	—		41,623
Intercompany charges	(20,214)	20,214	—	—		—
Equity in earnings of subsidiaries	(15,668)	(681)	—	16,349	(4)	—
Other expenses (income), net	336	158	(12)	—		482
Provision for income taxes (benefit)	(17,916)	24,113	85	—		6,282

Net income	$3,602	$15,668	$681	$(16,349)		$3,602

Statements of Cash Flows

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(65,986)	$(52,890)	$(9,535)	$62,425	(4)	$(65,986)
Noncash adjustments:
Equity in earnings of subsidiaries	52,890	9,535	—	(62,425	)(4)	—
Other noncash adjustments	5,542	81,077	10,204	—		96,823
Changes in working capital	31,114	(30,912)	(721)	—		(519)
Net cash provided by (used for) operating activities	23,560	6,810	(52)	—		30,318

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Capital expenditures	(49)	(5,263)	(117)	—		(5,429)
Net cash used for investing activities	(5,939)	(5,263)	(117)	—		(11,319)

Cash flows from financing activities:
Net senior credit facility borrowings	(6,000)	—	—	—		(6,000)
Capital contribution, net	4,632	—	—	—		4,632
Other long-term borrowings	—	1,145	—	—		1,145
Principal payments on long-term debt, capitalized leases and other debt	(11,895)	(2,255)	—	—		(14,150)
Deferred financing costs	(1,656)	—	—	—		(1,656)
Other, net	—	(199)	—	—		(199)
Net cash used for financing activities	(14,919)	(1,309)	—	—		(16,228)

Effect of foreign currency translation on cash	—	—	47	—		47

Net increase (decrease) in cash and equivalents	2,702	238	(122)	—		2,818
Cash and equivalents at beginning of period	9,641	(92)	245	—		9,794

Cash and equivalents at end of period	$12,343	$146	$123	$—		$12,612

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net income (loss)	$(14,002)	$4,894	$115	$(5,009	)(4)	$(14,002)
Noncash adjustments
Equity in earnings of subsidiaries	(4,894)	(115)	—	5,009	(4)	—
Other noncash adjustments	3,950	52,467	887	—		57,304
Changes in working capital	19,987	(47,707)	(653)	—		(28,373)
Net cash provided by operating activities	5,041	9,539	349	—		14,929

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(241)	(10,470)	(552)	—		(11,263)
Net cash used for investing activities	(13,770)	(10,470)	(552)	—		(24,792)

Cash flows from financing activities:
Debt financing for acquisitions	20,000	—	—	—		20,000
Net revolving line of credit repayments	(400)	—	—	—		(400)
Other borrowings	—	2,797	—	—		2,797
Principal payments on long-term debt and leases	(8,203)	(1,847)	(26)	—		(10,076)
Other, net	(580)	(344)	—	—		(924)
Net cash provided by (used for) financing activities	10,817	606	(26)	—		11,397

Effect of foreign currency translation on cash	—	—	61	—		61

Net increase (decrease) in cash and equivalents	2,088	(325)	(168)	—		1,595
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$9,641	$(92)	$245	$—		$9,794

	Year Ended December 31, 2000
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net income	$3,602	$15,668	$681	$(16,349	)(4)	$3,602
Noncash adjustments:
Equity in earnings of subsidiaries	(15,668)	(681)	—	16,349	(4)	—
Other noncash adjustments	9,092	25,293	954	—		35,339
Changes in working capital	1,283	(22,458)	(983)	—		(22,158)
Net cash provided by (used for) operating activities	(1,691)	17,822	652	—		16,783

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(89,838)	292	—	—		(89,546)
Capital expenditures and other	(3,614)	(18,370)	(634)	—		(22,618)
Net cash used for investing activities	(93,452)	(18,078)	(634)	—		(112,164)

Cash flows from financing activities:
Debt financing for acquisitions	55,000	—	—	—		55,000
Proceeds from sale of preferred stock and warrants	24,924	—	—	—		24,924
Net revolving line of credit borrowings	12,400	—	—	—		12,400
Capital contribution	7,902	—	—	—		7,902
Other borrowings	—	3,451	—	—		3,451
Principal payments on long-term debt and leases	(3,419)	(2,392)	(13)	—		(5,824)
Other, net	(1,950)	(247)	—	—		(2,197)
Net cash provided by (used for) financing activities	94,857	812	(13)	—		95,656

Effect of foreign currency translation on cash	—	—	6	—		6

Net increase (decrease) in cash and equivalents	(286)	556	11	—		281
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$7,553	$233	$413	$—		$8,199

Note 18.  Subsequent Events

On March 14, 2003 the Company entered into a definitive agreement to sell its Specialty Avionics Group to Odyssey Investment Partners, LLC for $140,000,000 in cash.  The estimated net proceeds of $132,000,000 from the sale will be used to repay borrowings under the Company’s senior credit facility.  The sale is expected to be consummated prior to June 30, 2003 and is subject to customary closing conditions, including financing and the receipt of regulatory and other third-party approvals.

On March 28, 2003 the Company received requisite lender approval to amend its senior credit facility to permit the above described sale of its Specialty Avionics Group.  The amendment also revises various financial covenants (which the Company would otherwise have not been able to meet as of March 31, 2003), decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of additional indebtedness and the repurchase of a portion of the Company’s 12% senior subordinated notes.

The amendment also provides that an event of default will occur if the sale is not consummated by or is terminated for any reason prior to June 30, 2003.  If an event of default occurs, the credit agreement provides that the lenders may, at that date, cease to provide additional revolving credit facility borrowings and may accelerate repayment of all borrowings then outstanding.  If the lenders took such action, that would be an event of default under the Company’s other debt agreements, permitting those lenders to accelerate repayment of all such debt, as well.

Consolidated Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)

Unaudited condensed quarterly data for the two years ended December 31, 2002 are summarized in the tables below.

	Year Ended December 31, 2002
(In thousands)	1st	2nd	3rd	4th

Revenues	$86,163	$86,332	$79,621	$73,514
Gross profit	25,715	21,838	25,583	18,544
EBITDA, as defined (Note 16)	17,321	18,089	18,849	15,759
Income (loss) before cumulative effect of change in accounting principle	398	(1,932)	2,530	(9,832)
Cumulative effect of change in accounting principle	(57,150)	—	—	—
Net income (loss)	(56,752)	(1,932)	2,530	(9,832)

During 2002, the Company recorded restructuring, asset impairment and other related charges pertaining to a further restructuring pursuant to a plan commenced in 2001 and a 2002 seat manufacturing facilities restructuring in response to the ongoing weakness of the corporate, VIP and head-of-state aircraft market.  The charges totaled $25,243,000 for the year, of which $19,444,000 were noncash charges, and were charged to operations during the year as follows: 1st Quarter – $4,043,000; 2nd Quarter – $7,666,000; 3rd Quarter – $1,486,000; and 4th Quarter – $12,048,000.  In accordance with the transitional provisions of SFAS No. 142, the Company also recorded a $57,150,000 noncash write-down of goodwill as of January 1, 2002 as a cumulative effect of a change in accounting principle.

	Year Ended December 31, 2001
(In thousands)	1st	2nd	3rd	4th

Revenues	$99,151	$102,780	$102,928	$90,493
Gross profit	35,045	32,576	32,776	15,274
EBITDA, as defined (Note 16)	23,385	26,308	21,998	17,100
Net income (loss)	2,472	2,111	862	(19,447)

During the second quarter of 2001, the Company adopted a restructuring plan to realign production programs between its manufacturing facilities and recorded restructuring charges aggregating $3,902,000 related to this restructuring.  During the fourth quarter of 2001, the Company announced and implemented a further restructuring plan in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and further weakening of global economic conditions.  As a result, additional restructuring and asset impairment charges aggregating $24,756,000 were recorded in the fourth quarter.  Restructuring and asset impairment charges totaled $28,658,000 for the year, of which $22,058,000 were noncash charges.

Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts		Deductions	Balance at End of Period

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,647	$1,287	$—		$2,176	$1,758
Reserve for excess, slow moving and potentially obsolete material(1)	7,436	3,704	—		5,396	5,744

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,902	$2,418	$—		$1,673	$2,647
Reserve for excess, slow moving and potentially obsolete material(2)	6,380	1,829	—		773	7,436

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,966	$120	$223	(3)	$407	$1,902
Reserve for excess, slow moving and potentially obsolete material(3)	7,766	1,261	215	(3)	2,862	6,380

(1)                                  Excludes $7,241,000 of other asset impairment related charges resulting from the 2002 and 2001 restructuring plans.

(2)                                  Excludes $12,155,000 of inventory and capitalized program cost write-offs resulting from the 2001 restructuring plan.

(3)                                  Attributable to companies acquired. Reflects historical amounts used to determine the fair value of assets acquired.