Form 10-Q
period 2003-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2003-05-20
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

☒ Yes    ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 15, 2003 was 100 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2003

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Industry Overview and Trends

Results of Operations

Restructuring, Asset Impairment and Other Related Charges

Liquidity and Capital Resources

Disclosure of Contractual Obligations and Commitments

Disclosure of Off-Balance Sheet Commitments and Indemnities

Recent Accounting Pronouncements

Special Note Regarding Forward Looking Statements and Risk Factors

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,637	$12,421
Accounts receivable, net	26,568	26,354
Inventories	70,736	59,300
Deferred income taxes	17,412	16,430
Prepaid expenses and other current assets	2,399	1,724
Assets of discontinued operations	152,003	160,741
Total current assets	283,755	276,970

Property and equipment, net	35,460	36,139
Other assets, principally intangibles, net	236,824	235,858
Total assets	$556,039	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$17,492	$16,317
Accounts payable	15,571	13,055
Accrued liabilities	23,016	31,494
Income taxes payable	46	—
Liabilities of discontinued operations	20,909	19,928
Total current liabilities	77,034	80,794

Long-term debt, less current portion	386,520	364,700
Deferred income taxes	26,414	27,077
Other long-term liabilities	6,239	7,364

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock	35,678	34,081

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	119,615	121,212
Notes receivable for shares sold	(2,628)	(2,591)
Accumulated deficit	(92,469)	(83,309)
Accumulated other comprehensive loss	(364)	(361)
Total stockholder’s equity	24,154	34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$556,039	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Revenues	$41,900	$60,819
Cost of sales	30,903	44,381

Gross profit	10,997	16,438

Operating expenses:
Selling, general and administrative expenses	7,198	11,396
Amortization of intangible assets	912	843
Total operating expenses	8,110	12,239

Income from operations	2,887	4,199

Other expenses:
Interest expense	7,675	7,759
Other expenses, net	339	113

Loss from continuing operation before provision for income taxes	(5,127)	(3,673)
Provision for income tax benefit	(1,697)	(1,553)

Loss from continuing operations	(3,430)	(2,120)

Discontinued operations and change in accounting principle:
Loss from discontinued operations, net of tax	(5,730)	(36,804)
Cumulative effect of change in accounting principle	—	(17,828)

Net loss	(9,160)	(56,752)

Accrued preferred stock dividends	(1,480)	(1,265)
Preferred stock redemption value accretion	(117)	(117)

Net loss applicable to common stockholder	$(10,757)	$(58,134)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

(In thousands, except share data)	Shares	Amount

Balance, December 31, 2002	100	$—	$121,212	$(2,591)	$(83,309)	$(361)	$34,951

Comprehensive income (loss):
Net loss	—	—	—	—	(9,160)	—	(9,160)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							(9,163)

Accrued preferred stock dividends	—	—	(1,480)	—	—	—	(1,480)

Preferred stock redemption value accretion	—	—	(117)	—	—	—	(117)

Notes receivable interest accrued	—	—	—	(37)	—	—	(37)

Balance, March 31, 2003 (Unaudited)	100	$—	$119,615	$(2,628)	$(92,469)	$(364)	$24,154

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,160)	$(56,752)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,730	36,804
Cumulative effect of change in accounting principle	—	17,828
Depreciation and amortization	3,211	3,356
Noncash portion of restructuring, asset impairment and other related charges	—	3,145
Deferred income taxes	(852)	186
Other, net	404	146
Changes in assets and liabilities:
Accounts receivable	(233)	2,758
Inventories	(11,434)	(2,751)
Prepaid expenses and other assets	(3,248)	(1,128)
Accounts payable	2,521	646
Accrued liabilities	(7,877)	(4,275)
Income taxes payable	46	174
Other long-term liabilities	(1,125)	222
Net cash provided by (used for) operating activities	(22,017)	359

Cash flows from investing activities:
Cash paid for acquisition contingent consideration	(600)	(707)
Capital expenditures	(1,098)	(419)
Net cash used for investing activities	(1,698)	(1,126)

Cash flows from financing activities:
Net borrowings under senior credit facility	27,150	—
Principal payments on term debt, capitalized leases and other debt	(4,210)	(396)
Deferred financing costs	—	(1,629)
Other, net	—	(71)
Net cash provided by (used for) financing activities	22,940	(2,096)

Net cash provided by discontinued operations	2,991	4,597

Net increase in cash and cash equivalents	2,216	1,734
Cash and cash equivalents at beginning of period	12,421	9,478
Cash and cash equivalents at end of period	$14,637	$11,212

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.                             Summary of Significant Accounting Policies

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  The information included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2002 Form 10-K.

Reclassifications have been made to prior periods’ financial statements to conform to the 2003 presentation, principally to reflect the pending disposition of the Specialty Avionics Group as a discontinued operation (Note 2).

Accounting Pronouncements Adopted January 1, 2003

Effective January 1, 2003 the Company adopted the following accounting pronouncements.

SFAS No. 145 – Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  Adoption of this new standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flow.

SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded.  The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Since the Company has not initiated any disposal activities within the scope of SFAS No. 146 during 2003 therefore adoption of this new standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flow.  However, the Company believes SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity and the timing of the related estimated cash flows.

SFAS No. 148 – Accounting for Stock-Based Compensation—Transition and Disclosure

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

For non-compensatory stock options, the Company has elected to continue to account for its stock-based compensation plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma effect of the plan on net income as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Therefore, at this time, adoption of this statement will not have a material impact on the Company’s financial position, results of operations or cash flows.

Since the fair market value of all options on the date of grant was equal to the exercise price, the Company did not recognize any compensation expense.  Had compensation expense for the plan been determined based on the fair value at the grant dates during the first quarters of 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net loss and loss per share would have been as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Net loss:
As reported	$(9,160)	$(56,752)
Pro forma	(9,254)	(56,846)

For the purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting period.  The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable to the Company on a prospective basis to guarantees issued or modified after December 31, 2002.  However, the disclosure requirements in FIN No. 45 are effective for the Company’s financial statements for periods ending after December 15, 2002.  The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the adoption of interpretation did not have an impact on the Company’s financial position, results of operations or cash flows.  The disclosure requirements of this interpretation were adopted by the Company as of December 31, 2002.

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

                Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.  However, the Company believes it may be required to reclassify its mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect subsequent changes in the redemption obligation as a charge against pre-tax income.

Note 2.                             Pending Disposition of Specialty Avionics Group

As described in the Company’s Form 10-K for the year ended December 31, 2002, during the fourth quarter of fiscal 2002 the Company assessed its long-term business strategies in light of current aerospace industry conditions.  The Company believes that as the aerospace industry recovers, the demand for its Cabin Management and Systems Integration Groups’ products and services for corporate, VIP and head-of-state aircraft will return to historical levels and, accordingly, the Company decided to focus its resources in these market segments.  To accomplish this objective, the Company embarked on a plan to sell its Specialty Avionics Group, which is highly dependent on the commercial airline industry.

The Company entered into a definitive agreement to sell its Specialty Avionics Group for $140,000,000 in cash on March 14, 2003.  Based upon the fair value of the Group implied in the definitive agreement, net of an estimated potential sale price adjustment and transaction costs and expenses, the Company determined that the carrying value of the Group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.  The resulting carrying value is an estimate and a loss on the sale may be realized upon final determination of the net proceeds from the sale (net of a potential post-closing sale price adjustment related to the amount of working capital at closing, transaction expenses and income taxes).

As a result of the pending sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.  The financial statements have been reclassified to segregate the Group’s assets and liabilities, results of operations and cash flows for all periods presented in this report.  The following tables summarize the reclassifications.

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)

Assets:
Current assets	$41,523	$41,614
Property and equipment, net	15,153	15,744
Other assets, principally intangibles, net	95,327	103,383
Total assets	152,003	160,741

Liabilities:
Current liabilities	8,728	8,288
Long-term liabilities	12,181	11,640
Total liabilities	20,909	19,928

Net assets of the Specialty Avionics Group	$131,094	$140,813

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)

Results of Operations:
Revenues	$23,470	$25,344

Operating expenses:
Costs and expenses	20,559	20,962
Impairment of goodwill	7,500	—
Total operating expenses	28,059	20,962

Pre-tax income (loss)	(4,589)	4,382
Provision for income taxes	1,141	1,864
Income (loss) before change in accounting principle	(5,730)	2,518
Cumulative effect of change in accounting principle	—	(39,322)
Net loss from discontinued operations	$(5,730)	$(36,804)

Cash Flows Provided By (Used For):
Operating activities	$3,788	$5,223
Investing activities	(269)	(204)
Financing activities	(587)	(104)
Net (increase) decrease in cash and cash equivalents	57	(315)
Effect of foreign currency translation on cash	2	(3)
Net cash provided by discontinued operations	$2,991	$4,597

Note 3.                             Restructuring, Asset Impairment and Other Related Charges

During the year ended December 31, 2002, the Company recorded restructuring, asset impairment and other related charges as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	1st Quarter	2nd, 3rd & 4th Quarters	Total
	(Unaudited)

Nature of charges:
2001 Asset Realignment Restructuring	$—	$6,901	$6,901
2002 Seat Manufacturing Facilities Restructuring	4,043	2,251	6,294
Other asset impairment related charges	—	12,048	12,048
Total pre-tax charges	$4,043	$21,200	$25,243

Charged to operations:
Cost of sales	$1,214	$9,462	$10,676
Selling, general and administrative expenses	2,829	3,750	6,579
Discontinued operations	—	7,988	7,988
Total pre-tax charges	$4,043	$21,200	$25,243

Components of charges:
Continuing operations:
Noncash charges	$3,145	$8,311	$11,456
Cash charges	898	4,901	5,799
Total continuing operations pre-tax charges	4,043	13,212	17,255
Discontinued operations noncash charges	—	7,988	7,988
Total pre-tax charges	$4,043	$21,200	$25,243

2001 Asset Realignment Restructuring

During the second quarter of fiscal 2001, the Company’s Cabin Management Group adopted a restructuring plan to realign production programs between its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the corporate, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  The restructuring, asset impairment and other related charges recorded during fiscal 2002 were comprised of the following:

•                       Impairment of Long-Lived Assets.  The decision to permanently close the additional manufacturing facility resulted in an additional impairment of property and equipment and, accordingly, these assets were written down to their estimated net realizable value in 2002.  Net realizable values are based on estimated current market values and the actual losses could exceed these estimates.

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

The components of the amounts incurred were as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	1st Quarter	2nd, 3rd & 4th Quarters	Total
	(Unaudited)
Impairment of long-lived assets	$—	$2,557	$2,557
Excess inventory write-downs	—	1,265	1,265
Other restructuring-related expenses	—	3,079	3,079
Total pre-tax charges	$—	$6,901	$6,901

This restructuring plan was completed during the fourth quarter of fiscal 2002.

2002 Seat Manufacturing Facilities Restructuring

During the first quarter of fiscal 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This plan was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with this restructuring plan, the Company recorded pre-tax charges to operations totaling $6,294,000 during 2002 for restructuring, asset impairment and other related charges.  The charges were comprised of the following:

•                                          Inventory and Accounts Receivable Write-Downs.  In connection with the consolidation of all production, the Company discontinued manufacturing certain products, principally those which overlap.  Inventory and certain receivables related to the discontinued products were written down to net realizable value.

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

The components of the amounts incurred were as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	1st Quarter	2nd, 3rd & 4th Quarters	Total
	(Unaudited)
Inventory and accounts receivable write-downs	$1,445	$755	$2,200
Impairment of long-lived assets	1,700	(326)	1,374
Severance and other compensation costs	450	—	450
Lease termination and other related costs	300	—	300
Other restructuring-related expenses	148	1,822	1,970
Total pre-tax charges	$4,043	$2,251	$6,294

This restructuring plan was completed during the second quarter of fiscal 2002.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of the business, in the fourth quarter of fiscal 2002 the Company recorded a pre-tax charge of $12,048,000 for additional asset impairments.  Of this amount, $7,672,000 related to the Company’s annual goodwill impairment testing pursuant to SFAS No. 142 and $4,376,000 related to inventories and was charged to cost of goods sold.  Charges totaling $7,988,000 pertained to discontinued operations.

Note 4.                             Inventories

Inventories are comprised of the following as of March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Raw materials	$33,179	$28,911
Work-in-process:
Direct and indirect manufacturing costs	10,696	6,843
Program costs, principally engineering	16,095	14,769
Finished goods	1,187	4,773
Costs and estimated earnings in excess of billings on uncompleted contracts	9,579	4,004
Total inventories	$70,736	$59,300

Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  No adjustments were required during the year ended December 31, 2002 or the first three months of fiscal 2003.

Total costs and estimated earnings on all uncompleted contracts as of March 31, 2003 and December 31, 2002 are comprised of the following:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$50,122	$49,572
Estimated earnings recognized	66,965	63,699
Total costs and estimated earnings	117,087	113,271
Less billings to date	(107,600)	(109,880)
Net	$9,487	$3,391

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$9,579	$4,004
Liability – Billings in excess of costs and estimated earnings (Note 6)	(92)	(613)
Net	$9,487	$3,391

Revenues and earnings for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The Company recorded a provision for estimated losses totaling $2,577,000 during the second quarter of fiscal 2002 relating to uncompleted contracts at the furniture manufacturing facility being permanently closed (Note 3).

Note 5.                             Other Assets

Other assets are comprised of the following as of March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Goodwill	$196,430	$196,430
Identifiable intangible assets with finite useful lives	28,193	29,105
Deferred financing costs	8,433	9,168
Other non-amortizable assets	3,768	1,155
Total other assets	$236,824	$235,858

Goodwill

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

In accordance with the transitional provision of SFAS No. 142, the Company recorded a $17,828,000 noncash write-down of goodwill (net of $878,000 income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.  An additional $39,322,000 noncash write-down of goodwill pertains to the Specialty Avionics Group and is included in the loss from discontinued operations.

There were no changes in goodwill during the three months ended March 31, 2003.

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of March 31, 2003 and December 31, 2002:

	March 31, 2003 (Unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(5,110)	$17,162	$22,272	$(4,738)	$17,534
Customer contracts	8,390	(4,995)	3,395	8,390	(4,695)	3,695
Engineering drawings	7,645	(1,903)	5,742	7,645	(1,776)	5,869
Other identifiable intangibles	2,955	(1,061)	1,894	2,955	(948)	2,007
Total identifiable intangibles	$41,262	$(13,069)	$28,193	$41,262	$(12,157)	$29,105

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2007 is as follows: 2003 – $3,644,000; 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; and 2007 – $2,175,000.

Note 6.                             Accrued Liabilities

Accrued liabilities are comprised of the following as of March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$6,115	$9,212
Customer advances and deposits	4,205	4,662
Accrued interest	4,042	7,465
Billings in excess of costs and estimated earnings on uncompleted contracts	92	613
Acquisition related contingent consideration	—	600
Other accrued liabilities	8,562	8,942
Total accrued liabilities	$23,016	$31,494

Note 7.                             Long-Term Debt

Long-term debt includes the following amounts as of March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Senior credit facility:
Term loans	$260,925	$264,200
Revolving line of credit	33,150	6,000
12% senior subordinated notes	100,000	100,000
Capital lease obligations and term debt financing, secured by property and equipment	9,937	10,331
Other indebtedness	—	486
Total long-term debt	404,012	381,017
Less current portion	(17,492)	(16,317)
Long-term debt, less current portion	$386,520	$364,700

On March 28, 2003 the Company received requisite lender approval to amend its senior credit facility to permit the sale of its Specialty Avionics Group, provided that net proceeds of at least $130,000,000 from the sale are used to repay senior credit facility borrowings prior to June 30, 2003.  The amendment also revised various financial covenants (which the Company would otherwise have not been able to meet as of March 31, 2003), decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of additional indebtedness and the repurchase of a portion of the Company’s 12% senior subordinated notes.

                The amendment also provides that an event of default will occur if the sale is not consummated by or is terminated for any reason prior to June 30, 2003.  If an event of default occurs, the credit agreement provides that the lenders may, at that date, cease to provide additional revolving credit facility borrowings and may accelerate repayment of all borrowings then outstanding.  If the lenders took such action, that would be an event of default under the Company’s other debt agreements, permitting those lenders to accelerate repayment of all such debt, as well.  The Company is working diligently to close the sale, which is subject to customary closing conditions.

Note 8.                             Income Taxes

For the three months ended March 31, 2003 and 2002, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes.

Note 9.                             Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the three months ended March 31, 2003.

(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Balance, December 31, 2002	370,061	$37,006	$(2,925)	$34,081
Accrued dividends and redemption value accretion	14,803	1,480	117	1,597
Balance, March 31, 2003 (Unaudited)	384,864	$38,486	$(2,808)	$35,678

Per share liquidation value as of March 31, 2003 (Unaudited)		$100.00

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared.  The DeCrane Holdings preferred stock has a total redemption value of $64,400,000 as of March 31, 2003, including accumulated dividends.

Note 11.                      Business Segment Information

The Company supplies products and services to the corporate, VIP and head-of-state aircraft market within the aerospace industry.  The Company’s subsidiaries are organized into two groups, each of which is a strategic business that develops, manufactures and sells distinct products and services.  The groups and a description of their businesses are as follows:

•                       Cabin Management – manufactures interior cabin components, including cabin interior furnishings, cabin management systems, seating and composite components;

•                       Systems Integration – manufactures auxiliary fuel systems and auxiliary power units, provides system integration services, provides aircraft completion and refurbishment services and is a Boeing Business Jet authorized service center.

In prior periods, the Company’s Specialty Avionics Group was a third strategic business for which segment information was provided.  As a result of the pending sale of the Specialty Avionics Group, this group is reflected as a discontinued operation and segment information for prior periods has been restated.

Management utilizes more than one measurement to evaluate group performance and allocate resources; however, management considers Adjusted EBITDA, as defined, to be the primary measurement of overall economic returns and cash flows.  Management also uses Adjusted EBITDA in the Company’s annual budget and planning process, as the measure in determining the value of acquisitions and dispositions and as the performance metric for determination of the amount of bonuses awarded to pursuant to the Company’s cash incentive bonus plan.  Management defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  This is consistent with the manner in which the Company’s lenders and ultimate investors measure its overall performance and liquidity, including its ability to service debt and fund discretionary capital expenditure and product development programs.

Adjusted EBITDA is a financial measure that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because it excludes certain charges reflected in the Company’s GAAP-basis financial statements.  However, the Company’s presentation of Adjusted EBITDA, a non-GAAP financial measure, is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report the primary measure of segment performance used by management to evaluate and manage its businesses.  The Company’s method of calculating Adjusted EBITDA may or may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance GAAP, such as operating income, net income and cash flows from operations.  Operating income by segment, the nearest comparable GAAP financial measure, is presented herein for comparability, along with a reconciliation of Adjusted EBITDA to operating income, net income and cash flows from operations, to clarify the differences between these financial measures.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Revenues:
Cabin Management	$30,620	$45,867
Systems Integration	12,132	15,077
Inter-group elimination (1)	(852)	(125)
Consolidated totals	$41,900	$60,819

Adjusted EBITDA (as defined):
Cabin Management	$4,550	$7,461
Systems Integration	2,157	5,059
Corporate (2)	(1,405)	(1,558)
Inter-group elimination (3)	110	111
Consolidated totals (4)	$5,412	$11,073

Operating income:
Cabin Management	$2,920	$2,202
Systems Integration	1,478	3,541
Corporate (2)	(1,621)	(1,655)
Inter-group elimination (3)	110	111
Consolidated totals (4)	$2,887	$4,199

	March 31,
(In thousands)	2003	2002
	(Unaudited)

Total assets (as of period end):
Cabin Management	$284,258	$296,584
Systems Integration	70,226	69,672
Corporate (5)	49,555	44,248
Inter-group elimination (6)	(3)	(867)
Continuing operations	404,036	409,637
Discontinued operations (Specialty Avionics)	152,003	171,811
Consolidated totals	$556,039	$581,448

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)                      The table below reconciles the non-GAAP financial measure Adjusted EBITDA, as defined, to operating income, loss from continuing operations and cash flows from continuing operations.

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Consolidated Adjusted EBITDA (as defined)	$5,412	$11,073
Restructuring, asset impairment and other related charges	—	(4,043)
Depreciation and amortization of long-lived assets (a)	(2,516)	(2,767)
Acquisition related charges not capitalized	(9)	(10)
Other noncash charges	—	(54)
Consolidated operating income	2,887	4,199

Interest expense	(7,675)	(7,759)
Other expenses, net	(339)	(113)
Provision for income tax benefit	1,697	1,553
Loss from continuing operations	(3,430)	(2,120)

Noncash adjustments:
Depreciation and amortization (a)	3,211	3,356
Noncash portion of restructuring, asset impairment and other related charges	—	3,145
Other noncash adjustments	(448)	332
Changes in assets and liabilities	(21,350)	(4,354)
Net cash provided by (used for) continuing operations	$(22,017)	$359

(a) Reflects depreciation and amortization of long-lived assets and amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Depreciation and amortization of long-lived assets	$2,516	$2,767
Amortization of deferred financing costs	695	589
Consolidated depreciation and amortization	$3,211	$3,356

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

(3)                      Elimination of equity in earnings of subsidiarie

Balance Sheets

	March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$14,551	$86	$—	$—		$14,637
Accounts receivable, net	—	26,568	—	—		26,568
Inventories	—	70,736	—	—		70,736
Other current assets	19,129	682	—	—		19,811
Assets of discontinued operations	—	157,983	4,844	(10,824	)(1)	152,003
Total current assets	33,680	256,055	4,844	(10,824)		283,755

Property and equipment, net	2,281	33,179	—	—		35,460
Other assets, principally intangibles, net	13,594	223,230	—	—		236,824
Investments in subsidiaries	347,758	—	—	(347,758	)(1)	—
Intercompany receivables	271,238	164,269	5,834	(441,341	)(2)	—
Total assets	$668,551	$676,733	$10,678	$(799,923)		$556,039

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$16,360	$1,132	$—	$—		$17,492
Other current liabilities	10,895	27,738	—	—		38,633
Liabilities of discontinued operations	—	21,055	(146)	—		20,909
Total current liabilities	27,255	49,925	(146)	—		77,034

Long-term debt, less current portion	377,822	8,698	—	—		386,520
Intercompany payables	171,139	270,202	—	(441,341	)(2)	—
Other long-term liabilities	32,139	514	—	—		32,653

Mandatorily redeemable preferred stock	35,678	—	—	—		35,678

Stockholder’s equity:
Paid-in capital	116,987	337,592	15,440	(353,032	)(1)	116,987
Retained earnings (deficit)	(92,469)	10,166	(4,616)	(5,550	)(1)	(92,469)
Accumulated other comprehensive loss	—	(364)	—	—		(364)
Total stockholder’s equity	24,518	347,394	10,824	(358,582)		24,154
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$668,551	$676,733	$10,678	$(799,923)		$556,039

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principall intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	351,502	—	—	(351,502	)(1)	—
Intercompany receivables	273,178	172,389	5,740	(451,307	)(2)	—
Total assets	$668,927	$682,875	$10,937	$(813,772)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	273,065	—	(451,307	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Mandatorily redeemable preferred stock	34,081	—	—	—		34,081

Stockholder’s equity:
Paid-in capital	118,621	337,592	15,440	(353,032	)(1)	118,621
Retained earnings (deficit)	(83,309)	13,910	(4,477)	(9,433	)(1)	(83,309)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholder’s equity	35,312	351,141	10,963	(362,465)		34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$668,927	$682,875	$10,937	$(813,772)		$548,967

Statements of Operations

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$41,900	$—	$—		$41,900
Cost of sales	—	30,903	—	—		30,903

Gross profit	—	10,997	—	—		10,997

Selling, general and administrative expenses	2,329	4,869	—	—		7,198
Amortization of intangible assets	—	912	—	—		912
Interest expense	7,626	49	—	—		7,675
Intercompany charges	(6,523)	6,523	—	—		—
Equity in loss of subsidiaries	3,744	69	—	(3,813	)(3)	—
Other expenses (income), net	174	165	—	—		339
Provision for income taxes (benefit)	1,810	(3,507)	—	—		(1,697)
Loss from discontinued operations	—	5,661	69	—		5,730

Net income	$(9,160)	$(3,744)	$(69)	$3,813		$(9,160)

	Three Months Ended March 31, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$60,819	$—	$—		$60,819
Cost of sales	—	44,381	—	—		44,381

Gross profit	—	16,438	—	—		16,438

Selling, general and administrative expenses	2,417	8,979	—	—		11,396
Amortization of intangible assets	—	843	—	—		843
Interest expense	7,684	75	—	—		7,759
Intercompany charges	(7,150)	7,150	—	—		—
Equity in loss of subsidiaries	53,166	9,523	—	(62,689	)(3)	—
Other expenses, net	91	22	—	—		113
Provision for income tax benefit	(940)	(613)	—	—		(1,553)
Loss from discontinued operations	—	27,281	9,523	—		36,804
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(56,752)	$(53,166)	$(9,523)	$62,689		$(56,752)

Statements of Cash Flows

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(9,160)	$(3,744)	$(69)	$3,813	(3)	$(9,160)
Loss from discontinued operations	—	5,661	69	—		5,730
Noncash adjustments:
Equity in earnings of subsidiaries	3,744	69	—	(3,813	)(3)	—
Other noncash adjustments	237	2,526	—	—		2,763
Changes in working capital	(15,771)	(5,579)	—	—		(21,350)
Net cash used for operating activities	(20,950)	(1,067)	—	—		(22,017)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(600)	—	—	—		(600)
Capital expenditures	(3)	(1,095)	—	—		(1,098)
Net cash used for investing activities	(603)	(1,095)	—	—		(1,698)

Cash flows from financing activities:
Net senior credit facility borrowings	27,150	—	—	—		27,150
Principal payments on long-term debt and leases	(3,389)	(821)	—	—		(4,210)
Net cash provided by (used for) financing activities	23,761	(821)	—	—		22,940

Net cash provided by discontinued operations	—	2,991	—	—		2,991

Net increase in cash and equivalents	2,208	8	—	—		2,216
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$14,551	$86	$—	$—		$14,637

	Three Months Ended March 31, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(56,752)	$(53,166)	$(9,523)	$62,689	(3)	$(56,752)
Loss from discontinued operations	—	27,281	9,523	—		36,804
Noncash adjustments:
Equity in loss of subsidiaries	53,166	9,523	—	(62,689	)(3)	—
Other noncash adjustments	2,516	22,145	—	—		24,661
Changes in working capital	5,360	(9,714)	—	—		(4,354)
Net cash provided by (used for) operating activities	4,290	(3,931)	—	—		359

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(707)	—	—	—		(707)
Capital expenditures	(4)	(415)	—	—		(419)
Net cash used for investing activities	(711)	(415)	—	—		(1,126)

Cash flows from financing activities:
Deferred financing costs	(1,629)	—	—	—		(1,629)
Principal payments on long-term debt and leases	(97)	(299)	—	—		(396)
Other, net	(368)	297	—	—		(71)
Net cash used for financing activities	(2,094)	(2)	—	—		(2,096)

Net cash provided by discontinued operations	—	4,597	—	—		4,597

Net increase in cash and equivalents	1,485	249	—	—		1,734
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$11,126	$86	$—	$—		$11,212

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Recent Developments

                Our historical financial statements include the financial position and results of operations of our Specialty Avionics Group.  On March 14, 2003, we entered into a definitive agreement to sell this Group for $140.0 million in cash, with the net proceeds from the sale going to repay borrowings under our senior credit facility.  The sale of our Specialty Avionics Group is not expected to affect the operations of our remaining operating groups.  See “—Liquidity and Capital Resources” below for additional information.

As a result of the pending sale, the Specialty Avionics Group is presented as a discontinued operation in our consolidated financial statements.  The financial statements have been reclassified to segregate the Group’s assets and liabilities, results of operations and cash flows for all periods presented in this report.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: corporate, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting air travel and, in turn, the aerospace industry and our business.

In response to certain of these adverse conditions, we announced and implemented a restructuring plan in December 2001 designed to reduce expenses and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  During the first quarter of fiscal 2002, we also announced we would consolidate the production of four Cabin Management manufacturing facilities into two facilities, resulting in the permanent closure of two additional facilities.  During the second quarter of fiscal 2002, we also announced we would permanently close the temporarily idled manufacturing facility.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The corporate, VIP and head-of-state aircraft portion of our business experienced growing weakness during 2002 and this trend is likely to worsen in 2003.  However, we believe the potential exists for corporate, VIP and head-of-state aircraft deliveries to recover modestly in 2004 and reflect growing strength in 2005.  The commercial aircraft portion of our business also experienced significant weakness in 2002 and we believe this condition will continue into 2003 and 2004, with potential recovery not expected to occur until at least 2005.

Results of Operations

Our results of operations for the three months ended March 31, 2002 have been affected by restructuring, asset impairment and other related charges relating to our 2001 and 2002 restructuring plans.  These restructuring charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Nonrecurring Charges” below.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.  Revenues decreased $18.9 million, or 31.1%, to $41.9 million for the three months ended March 31, 2003 from $60.8 million for the three months ended March 31, 2002.  By segment, revenues changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(15.2)	(33.2)%
Systems Integration	(2.9)	(19.5)
Inter-group elimination	(0.8)
Total	$(18.9)

Cabin Management.  Revenues decreased by $15.2 million, or 33.2% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions on the corporate, VIP and head-of-state aircraft market in 2003 as follows:

•                  a $11.5 million decrease in aircraft furniture and related products revenues;

•                  a $1.6 million decrease in cabin management and entertainment systems revenues;

•                  a $1.6 million decrease in seating products revenues; and

•                  a $0.5 million decrease in other product and services revenues.

Systems Integration.  Revenues decreased by $2.9 million, or 19.5% compared to the prior year, due to:

•                  a $2.3 million decrease resulting from reduced production and delivery of corporate, VIP and head-of-state aircraft auxiliary fuel systems due to the adverse impact of weak global economic conditions on the demand for those types of aircraft; and

•                  a $0.6 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th.

Gross profit.  Gross profit decreased $5.4 million, or 33.1%, to $11.0 million for the three months ended March 31, 2003 from $16.4 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(2.6)	(25.4)%
Systems Integration	(2.8)	(46.7)
Total	$(5.4)

Cabin Management.  Gross profit decreased by $2.6 million, or 25.4% compared to the prior year, primarily due to:

•                  a $3.4 million decrease in profit margins due to lower volume for our corporate, VIP and head-of-state aircraft furniture and seating products; and

•                  a $0.4 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; offset by

•                  a $1.2 million increase caused by restructuring charges incurred in 2002 related to the consolidation of our seating and related manufacturing operations.

Systems Integration.  Gross profit decreased by $2.8 million, or 46.7% compared to the prior year, primarily due to:

•                  a $2.4 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and delivery of corporate / VIP aircraft auxiliary fuel tank systems; and

•                  a $0.4 million decrease in the commercial aircraft systems integration engineering services provided.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.2 million, or 36.8%, to $7.2 million for the three months ended December 31, 2003, from $11.4 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(3.4)	(81.6)%
Systems Integration	(0.7)	(64.2)
Corporate	(0.1)
Total	$(4.2)

Cabin Management.  SG&A expenses decreased by $3.4 million, or 81.6% compared to the prior year, due to:

•                  a $2.8 million reduction resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations; and

•                  a $0.6 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration.  SG&A expenses decreased by $0.7 million, or 64.2% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.3 million to $2.5 million for the three months ended March 31, 2003 from $2.8 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002.

Operating income.  Operating income decreased $1.3 million or 31.2%, to $2.9 million for the three months ended March 31, 2003, from $4.2 million for the same period last year.  Operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Operating income:
Cabin Management	$0.7	32.6%
Systems Integration	(2.1)	(58.3)
Corporate	0.1
Total Operating income	$(1.3)

Cabin Management.  Operating income increased by $0.7 million, or 32.6% compared to the prior year, primarily due to:

•                  a $4.0 million increase resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations; offset by

•                  $3.3 million decrease in gross profit, principally related to lower revenues in our corporate, VIP and head-of-state aircraft furniture and seating operations.

Systems Integration.  Operating income decreased by $2.1 million, or 58.3% compared to the prior year, primarily the result of lower sales volume, partially offset by reduced SG&A spending resulting from workforce reductions.

Corporate.  Operating income increased $0.1 million due to reduced SG&A spending.

Interest expense.  Interest expense decreased $0.1 million, or 1.1%, to $7.7 million for the three months ended March 31, 2003 compared to $7.8 million for the same period last year.

Provision for income taxes. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes.

Loss from continuing operations.  The loss from continuing operations increased $1.3 million to $3.4 million for the three months ended March 31, 2003 compared to $2.1 million for the same period last year, primarily due to:

•                  a $5.3 million loss increase, principally related to lower revenues; offset by

•                  a $4.0 million loss decrease resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations.

Loss from discontinued operations.  Loss from discontinued operations decreased $31.1 million, to a loss of $5.7 million for the three months ended March 31, 2003 compared to a loss of $36.8 million for the same period last year.  The decrease is primarily due to:

•                  a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as described below; offset by

•                  a $7.5 million charge in 2003 to the impairment of goodwill to reduce the carrying value of assets sold to their estimated net realizable value.

Cumulative effect of change in accounting principle.  The $17.8 million charge in 2002 to reflect the cumulative effect on continuing operations of the change in accounting principle was a result of transitional goodwill impairment charges recognized upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Including the $39.4 charged to discontinued operations, the total charge to reflect the cumulative effect of the change in accounting principle was $57.2 million.

Net loss.  Net loss decreased $47.2 million to a net loss of $9.6 million for the three months ended March 31, 2003 compared to a net loss of $56.8 million for the same period last year.  The decrease is primarily due to the $57.2 million charge in 2002 to reflect the cumulative effect of the change in accounting principle offset by a $7.5 million charge in 2003 for the impairment of goodwill related to discontinued operations.

Net income (loss) applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, decreased $47.3 million to a net loss of $10.8 million for the three months ended March 31, 2003 compared to a net loss of $58.1 million for the same period last year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $57.2 million charge in 2002 to reflect the cumulative effect of the change in accounting principle; offset by

•                  a $7.5 million charge in 2003 for the impairment of goodwill related to discontinued operations;

•                  a $1.3 million increase in our loss from continuing operations and a $0.9 million decrease in income from discontinued operations, before the cumulative effect of the change in accounting principle; and

•                  a $0.2 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $15.7 million, or 27.5%, to $41.4 million for the three months ended March 31, 2003 compared to $57.1 million for the same period last year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog decreased $0.5 million to $66.3 million as of March 31, 2003 compared to $66.8 million as of December 31, 2002.

As described in “—Industry Overview and Trends,” the acts, and ongoing threats, of global terrorism and the current military conflicts, SARS epidemic and weak global economic conditions are having an adverse impact on our business, resulting in the decrease in bookings during 2003 and related backlog at the end of the period.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

We are not able to predict the continuing impact these events will have on bookings and backlog in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three months ended March 31, 2002 and the year ended December 31, 2002, we recorded restructuring, asset impairment and other related pre-tax charges, principally related to two restructuring plans.  These charges, and the effect these charges had on our reported results of operations for the three months ended March 31, 2002, are summarized below, along with comparative information for 2003.

	Charges Recorded During the Year Ended December 31, 2002
(In millions)	1st Quarter	2nd, 3rd & 4th Quarters	Total

Nature of charges:
2001 Asset Realignment Restructuring	$—	$6.9	$6.9
2002 Seat Manufacturing Facilities Restructuring	4.0	2.3	6.3
Other asset impairment related charges	—	12.0	12.0
Total pre-tax charges	$4.0	$21.2	$25.2

Charged to operations:
Cost of sales	$1.2	$9.5	$10.7
Selling, general and administrative expenses	2.8	3.7	6.5
Discontinued operations	—	8.0	8.0
Total pre-tax charges	$4.0	$21.2	$25.2

Components of charges:
Continuing operations:
Noncash charges	$3.1	$8.3	$11.4
Cash charges	0.9	4.9	5.8
Total continuing operations	4.0	13.2	17.2
Discontinued operations noncash charges	—	8.0	8.0
Total pre-tax charges	$4.0	$21.2	$25.2

	Three Months Ended March 31,
(In millions)	2003	2002

As reported:
Gross profit	$11.0	$16.4
Selling, general and administrative expenses	7.2	11.4
Operating income	2.9	4.2
Loss from continuing operations	(3.4)	(2.1)

As adjusted, excluding the charges:
Gross profit	$11.0	$17.6
Selling, general and administrative expenses	7.2	8.6
Operating income	2.9	8.2
Loss from continuing operations	(3.4)	1.9

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

Due to the ongoing weakness of the corporate, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for additional impairment of long-lived assets, current asset write-downs and other related expenses.

This restructuring plan was completed during the fourth quarter of fiscal 2002.

2002 Seat Manufacturing Facilities Restructuring

During the first quarter of fiscal 2002, we announced we would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This plan was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with this restructuring plan, we recorded pre-tax charges to operations totaling $6.3 million during the year ended December 31, 2002, of which $3.6 million were noncash charges, for restructuring, asset impairment and other related restructuring charges.

The restructuring, asset impairment and other related expenses are comprised of charges for current asset write-downs, the impairment of long-lived assets, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving, transportation and travel costs and shutdown and startup costs.

This restructuring plan was completed during the second quarter of fiscal 2002.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of the business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge of $12.0 million for additional asset impairments.  Of this amount, $7.7 million related to our annual goodwill impairment testing pursuant to SFAS No. 142 and $4.3 million related to inventories and was charged to cost of goods sold.  Charges totaling $8.0 million pertained to discontinued operations.

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

Net cash used for operating activities was $22.0 million for the three months ended March 31, 2003 and consisted of $0.7 million of cash used by continuing operations after adding back depreciation, amortization and other noncash items, $20.2 million used for working capital, and $1.1 million used for other liabilities.  The following factors contributed to the $20.2 million working capital increase:

•                  a $11.5 million inventory increase principally related to long-term contracts;

•                  a $5.4 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; and

•                  a $3.3 million increase in prepaid expenses and other assets, consisting principally of expense associated with the pending sale of our Specialty Avionics Group.

We expect working capital increases, if any, to moderate during the remainder of 2003.

Net cash used for investing activities was $1.7 million for the three months ended March 31, 2003 and consisted of:

•                  $1.1 million for capital expenditures; and

•                  $0.6 million of contingent acquisition consideration paid during 2003.

We anticipate spending approximately $4.0 to $4.5 million for capital expenditures in 2003.  As of March 31, 2003, there are no remaining acquisition contingent consideration payment obligations.

Net cash provided by financing activities was $22.9 million for the three months ended March 31, 2003.  Cash of $27.1 million was provided by revolving line of credit borrowings under our senior credit facility.  Cash of $4.2 million was used for principal payments on our term debt, capitalized lease obligations and other debt.

At March 31, 2003, our senior credit facility borrowings totaling $294.1 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% senior subordinated notes and other indebtedness totaling $9.9 million outstanding as of March 31, 2003.  The senior credit facility and senior subordinated notes indenture impose restrictive and financial covenants on us.

At March 31, 2003, we had $75.6 million of working capital, excluding the assets and liabilities of our discontinued operations, and had $6.9 million of borrowings available under our revolving line of credit, as amended.  In March 2003, terms and financial covenants contained in our senior credit facility were amended as described below.

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

During the fourth quarter of fiscal 2002, we further assessed our long-term business strategies in light of current aerospace industry conditions.  In addition, we subsequently determined we would likely not be in compliance with our senior credit facility's financial covenants in 2003.  We believe that as the aerospace industry recovers, the demand for our Cabin Management and Systems Integration groups’ products and services for corporate, VIP and head-of-state aircraft will return to historical levels and, accordingly, we decided to focus our resources in these market segments.  To accomplish this objective, we embarked on a plan to sell our Specialty Avionics Group, which is highly dependent on the commercial airline industry.

                On March 14, 2003, we entered into a definitive agreement to sell our Specialty Avionics Group and received requisite lender approval on March 28, 2003 to amend the senior credit facility to permit the sale, provided that net proceeds of at least $130.0 million from the sale are used to repay senior credit facility borrowings prior to June 30, 2003.  The amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10.0 million the maximum permitted revolving line of credit borrowings to $40.0 million, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of additional indebtedness and the repurchase of a portion of our 12% senior subordinated notes.  We expect to be in compliance with the revised financial covenants through 2003 based on our current operating plan and our ability to respond to further adverse changes in our business through additional cost reduction measures.  We expect to continue conducting our remaining operations in the ordinary course of business.

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

                The purchaser’s obligation to close the sale is subject to various customary conditions, including a financing condition.  The purchaser has informed us that, in their judgment, certain closing conditions, including the financing condition, have not been satisfied.  Although this has resulted in a delay of the closing, the purchaser has informed us that it has been using, and will continue to use, commercially reasonable efforts to cause all closing conditions to be satisfied and to consummate the transaction and will be prepared to schedule a closing as soon as possible thereafter.

                Although we cannot be certain and provided that the sale of the Specialty Avionics Group is consummated prior to June 30, 2003, we believe our operating cash flows, together with borrowings under our senior credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to pay principal or interest, to comply with our debt financial covenants and to satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets.  Future acquisitions may require additional debt, equity financing or both.  We may not be able to obtain any additional financing on acceptable terms.

Disclosure of Contractual Obligations and Commitments

                The following table summarizes our known obligations to make future cash payments as of March 31, 2003, as well an estimate of the periods during which these payments are expected to be made.  The payment obligations exclude approximately $10.0 million of capital and operating lease obligations and other indebtedness pertaining to our Specialty Avionics Group which will be assumed by the buyer upon consummation of the sale of the Group.  The Specialty Avionics Group is presented as a discontinued operation in this report.  The obligations have also been adjusted to reflect the repayment of $130.0 of senior credit facility borrowings with the net proceeds from the sale assuming the sale was consummated and repayment had occurred on March 31, 2003.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Long-term debt:
Senior credit facility	$294.1	$11.4	$176.6	$106.1	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations and other indebtedness	9.9	0.7	2.3	1.6	5.3
Total long-term debt	404.0	12.1	178.9	107.7	105.3

Operating lease obligations	14.9	1.3	3.2	3.9	6.5
Mandatorily redeemable preferred stock redemption obligation	38.5	—	—	—	38.5
Total obligations at March 31, 2003	457.4	13.4	182.1	111.6	150.3

Senior credit facility repayment with net proceeds from the sale	(130.0)	(11.4)	(68.9)	(49.7)	—
Total obligations at March 31, 2003, as adjusted	$327.4	$2.0	$113.2	$61.9	$150.3

Disclosure of Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future.  The DeCrane Holdings preferred stock has a total redemption value of $64.4 million as of March 31, 2003 and is mandatorily redeemable on September 30, 2009.

Our report on Form 10-K for the year ended December 31, 2002 contains additional disclosures about our off-balance sheet commitments and indemnities.  Other than described above, there have been no other material changes in the matters disclosed or new matters requiring disclosure during the three months ended March 31, 2003.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2003

As more fully described in Note 1 accompanying our financial statements included in this report, we adopted the provisions of the following accounting pronouncements effective January 1, 2003:

•                  SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections;”

•                  SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•                  SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure;” and

•                  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.”

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

                Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  We are currently evaluating the impact this new standard will have on our financial position, results of operations and cash flows.  However, we believe we may be required to reclassify our mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect subsequent changes in the redemption obligation as a charge against pre-tax income.

Special Note Regarding Forward-Looking Statements and Risk Factors

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

Some of the more significant factors listed above are further described in our Annual Report of Form 10-K and should be read in conjunction with this report.  Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  At March 31, 2003, the current prime rate was 4.25% and the current LIBOR was 1.38%.  Based on $294.1 million of variable-rate debt outstanding as of March 31, 2003, a hypothetical one percent rise in interest rates, to 5.25% for prime rate borrowings and 2.38% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of March 31, 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $11.0 million, or 27.5%, to approximately $51.0 million at March 31, 2003 from $40.0 million at December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of our announcement that we had entered into a definitive agreement to sell our Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and we have subsidiaries with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars.

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.                           Exhibits

99.1                                       Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2                                       Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                                                     Filed herewith

b.                          Reports on Form 8-K

On March 17, 2003, we filed a Form 8-K Current Report regarding DeCrane Aircraft entering into a definitive agreement to sell its Specialty Avionics Group.  The text of the press release is contained in the filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

May 20,2003	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

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

Date: May 20,2003

/s/ R. Jack DeCrane
R. Jack DeCrane
Chief Executive Officer

Chief Financial Officer Certification

I, Richard J. Kaplan, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of DeCrane Aircraft Holdings Inc.;

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

Date: May 20,2003

/s/ Richard J. Kaplan
Richard J. Kaplan
Senior Vice President, Chief Financial Officer, Secretary and Treasurer