Form 10-Q
period 2003-06-30
DECRANE AIRCRAFT HOLDINGS INC
filed 2003-08-14
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of August 1, 2003 was 100 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002
Consolidated Statements of Stockholder’s Equity (Deficit) for the six months ended June 30, 2003
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
Condensed Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Industry Overview and Trends
Results of Operations
Performance Measures
Three months ended June 30, 2003
Six months ended June 30, 2003
Restructuring, Asset Impairment and Other Related Charges
Goodwill Impairment Charges
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
Exhibits
Reports on Form 8-K
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,673	$12,421
Accounts receivable, net	20,726	26,354
Inventories	63,125	59,300
Deferred income taxes	172	16,430
Prepaid expenses and other current assets	1,609	1,724
Current assets of discontinued operations	—	160,741
Total current assets	89,305	276,970

Property and equipment, net	34,801	36,139
Goodwill	162,430	196,430
Other assets, principally intangibles, net	36,110	39,428
Total assets	$322,646	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$8,485	$16,317
Accounts payable	9,847	13,055
Accrued liabilities	20,645	31,494
Income taxes payable	149	—
Current liabilities of discontinued operations	—	19,928
Total current liabilities	39,126	80,794

Long-term debt, less current portion	251,372	364,700
Deferred income taxes	387	27,077
Other long-term liabilities	11,485	7,364

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock	37,335	34,081

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	117,958	121,212
Notes receivable for shares sold	(2,665)	(2,591)
Accumulated deficit	(131,988)	(83,309)
Accumulated other comprehensive loss	(364)	(361)
Total stockholder’s equity (deficit)	(17,059)	34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$322,646	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Revenues	$44,113	$61,293	$86,013	$122,112
Cost of sales	45,383	47,831	76,286	92,212

Gross profit (loss)	(1,270)	13,462	9,727	29,900

Operating expenses:
Selling, general and administrative expenses	6,282	11,336	13,480	22,732
Impairment of goodwill	34,000	—	34,000	—
Amortization of intangible assets	914	874	1,826	1,717
Total operating expenses	41,196	12,210	49,306	24,449

Income (loss) from operations	(42,466)	1,252	(39,579)	5,451

Other expenses:
Interest expense	7,614	7,997	15,289	15,756
Other expenses, net	407	86	746	199

Loss from continuing operations before provision for income taxes	(50,487)	(6,831)	(55,614)	(10,504)
Income tax benefit	9,702	2,487	11,399	4,040

Loss from continuing operations	(40,785)	(4,344)	(44,215)	(6,464)

Discontinued operations and change in accounting principle:
Income (loss) from discontinued operations, net of tax	1,266	2,412	(4,464)	(34,392)
Cumulative effect of change in accounting principle	—	—	—	(17,828)

Net loss	(39,519)	(1,932)	(48,679)	(58,684)

Accrued preferred stock dividends	(1,540)	(1,316)	(3,020)	(2,581)
Preferred stock redemption value accretion	(117)	(117)	(234)	(234)

Net loss applicable to common stockholder	$(41,176)	$(3,365)	$(51,933)	$(61,499)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity (Deficit)

			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

(In thousands, except share data)	Common Stock
	Shares	Amount

Balance, December 31, 2002	100	$—	$121,212	$(2,591)	$(83,309)	$(361)	$34,951

Comprehensive income (loss):
Net loss	—	—	—	—	(48,679)	—	(48,679)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							(48,682)

Accrued preferred stock dividends	—	—	(3,020)	—	—	—	(3,020)

Preferred stock redemption value accretion	—	—	(234)	—	—	—	(234)

Notes receivable interest accrued	—	—	—	(74)	—	—	(74)

Balance, June 30, 2003 (Unaudited)	100	$—	$117,958	$(2,665)	$(131,988)	$(364)	$(17,059)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(48,679)	$(58,684)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	4,464	34,392
Cumulative effect of change in accounting principle	—	17,828
Depreciation and amortization	6,342	6,743
Noncash portion of restructuring, asset impairment and other related charges	43,926	5,910
Deferred income taxes	(11,659)	(1,008)
Other, net	295	212
Changes in assets and liabilities:
Accounts receivable	4,207	7,725
Inventories	(12,705)	(1,786)
Prepaid expenses and other assets	541	(1,540)
Accounts payable	(2,251)	(1,090)
Accrued liabilities	(10,755)	(14,340)
Income taxes payable	385	30
Other long-term liabilities	4,761	448
Net cash used for operating activities	(21,128)	(5,160)

Cash flows from investing activities:
Net cash proceeds from sale of Specialty Avionics Group	132,800	—
Capital expenditures	(2,002)	(2,024)
Cash paid for acquisition contingent consideration	(600)	(5,890)
Net cash provided by (used for) investing activities	130,198	(7,914)

Cash flows from financing activities:
Principal payments on term debt, capitalized leases and other debt	(130,448)	(4,486)
Net borrowings under senior revolving credit facility	9,250	8,000
Deferred financing costs	—	(1,663)
Other, net	—	277
Net cash provided by (used for) financing activities	(121,198)	2,128

Net cash provided by discontinued operations	3,380	10,057

Net decrease in cash and cash equivalents	(8,748)	(889)
Cash and cash equivalents at beginning of period	12,421	9,478
Cash and cash equivalents at end of period	$3,673	$8,589

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.           Summary of Significant Accounting Policies

Basis of Presentation

These consolidated interim financial statements are unaudited.  The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods.  All of these adjustments are normal recurring adjustments.

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  These consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2002 Form 10-K.

Reclassifications have been made to prior periods’ financial statements to conform to the 2003 presentation, principally to reflect the disposition of the Specialty Avionics Group as a discontinued operation (Note 2).

As the Company described in its Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003, its failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, the Company’s independent accountants qualified their report on its audited financial statements for the year ended December 31, 2002 with respect to its ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated the independent accountants doubt about the Company’s ability to continue as a going concern.  As a result, the Company’s independent accountants issued a revised, unqualified report on its financial statements that was included in a registration statement on Form S-1 regarding its 12% Series B Senior Subordinated Notes due 2008 (Registration No. 333-106381, filed with Securities and Exchange Commission on June 23, 2003 and amended on August 12, 2003).

Stock Option Plan

The Company has one stock-based employee compensation plan, which is more fully described in the notes to its audited financial statements.  As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Net loss, as reported	$(39,519)	$(1,932)	$(48,679)	$(58,684)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(94)	(94)	(188)	(188)
Pro forma net loss	$(39,613)	$(2,026)	$(48,867)	$(58,872)

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

SFAS No. 145 – Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  Adoption of this new standard did not have an impact on the Company’s consolidated financial position, or results of operations or cash flow.

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

The Company believes SFAS No. 146 affects the timing of recognizing restructuring costs, as well as the amounts recognized, depending on the nature of the exit, disposal or restructuring activity and the timing of the related estimated cash flows.  As required by the provisions of SFAS No. 146, the Company applied its provisions to the restructuring activities initiated in June 2003 (Note 3).

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  The Company will be required to reclassify its mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect quarterly dividend and redemption value accretion on its 16% preferred stock as a charge against pre-tax income in future periods.

Note 2.           Disposition of Specialty Avionics Group

During the fourth quarter of fiscal 2002 the Company assessed its long-term business strategies in light of current aerospace industry conditions.  The Company believes that as the aerospace industry recovers, the demand for its Cabin Management and Systems Integration Groups’ products and services for business, VIP and head-of-state aircraft will return to historical levels and, accordingly, the Company decided to focus its resources in these market segments.  To accomplish this objective, the Company embarked on a plan to sell its Specialty Avionics Group, which is highly dependent on the commercial airline industry.

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC, for $140,000,000 in cash.  The sale was consummated on May 23, 2003.  The selling price is subject to a post-closing adjustment related to the amount of working capital at closing.  Proceeds of $130,000,000 from the sale were used to repay senior credit facility borrowings (Note 8).  The sale of the Specialty Avionics Group is not expected to affect the operations of the remaining operating groups.

Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  The Company recorded a modest gain on the sale during the second quarter of fiscal 2003, based on the financial position of the group on the date of sale.  The ultimate gain or loss on the sale is subject to finalizing the post-closing adjustment, which is not expected to be material, if any.

As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.  The financial statements for prior periods have been reclassified to segregate the group’s assets and liabilities, results of operations and cash flows for all periods.  The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

(In thousands)	December 31, 2002

Assets:
Current assets	$41,614
Property and equipment, net	15,744
Other assets, principally intangibles, net	103,383
Total assets	160,741

Liabilities:
Current liabilities	8,288
Long-term liabilities	11,640
Total liabilities	19,928
Net assets of the Specialty Avionics Group	$140,813

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003 (a)	2002	2003 (a)	2002
	(Unaudited)
Results of Operations:
Revenues	$13,125	$25,038	$36,595	$50,383

Operating expenses:
Costs and expenses	11,867	21,028	32,426	41,991
Impairment of goodwill	—	—	7,500	—
Total operating expenses	11,867	21,028	39,926	41,991

Pre-tax income (loss)	1,258	4,010	(3,331)	8,392
Provision for income taxes	681	1,598	1,822	3,462

Income (loss) before change in accounting principle	577	2,412	(5,153)	4,930
Cumulative effect of change in accounting principle	—	—	—	(39,322)

Income (loss) from operations	577	2,412	(5,153)	(34,392)
Gain on sale, net of tax	689	—	689	—

Net income (loss) from discontinued operations	$1,266	$2,412	$(4,464)	$(34,392)

(a)  Reflects the results of operations through May 23, 2003, the date of sale.

	Six Months Ended June 30,
(In thousands)	2003	2002
	(Unaudited)

Cash Flows Provided By (Used For):
Operating activities	$4,946	$10,751
Investing activities	(902)	(468)
Financing activities	(649)	(180)
Net (increase) decrease in cash and cash equivalents	(13)	(90)
Effect of foreign currency translation on cash	(2)	44
Net cash provided by discontinued operations	$3,380	$10,057

Note 3.           Restructuring, Asset Impairment and Other Related Charges

During the three months and six months ended June 30, 2003 and 2002, the Company recorded restructuring, asset impairment and other related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Nature of charges:
Seating Product Line and Furniture Manufacturing
Facilities Restructuring	$13,394	$—	$13,394	$—
Seat Manufacturing Facilities Restructuring	—	2,251	—	6,294
Asset Realignment Restructuring	—	5,415	—	5,415
Goodwill impairment charges	34,000	—	41,500	—
Total pre-tax charges	$47,394	$7,666	$54,894	$11,709

Business segment recording the charges:
Cabin Management	$47,394	$7,666	$47,394	$11,709
Systems Integration	—	—	—	—
Total continuing operations	47,394	7,666	47,394	11,709
Discontinued operations (Specialty Avionics)	—	—	7,500	—
Total pre-tax charges	$47,394	$7,666	$54,894	$11,709

Charged to operations:
Cost of sales	$12,835	$4,732	$12,835	$5,946
Selling, general and administrative expenses	559	2,934	559	5,763
Impairment of goodwill	34,000	—	34,000	—
Discontinued operations (Specialty Avionics)	—	—	7,500	—
Total pre-tax charges	$47,394	$7,666	$54,894	$11,709

Components of charges:
Continuing operations:
Noncash charges	$43,926	$2,765	$43,926	$5,910
Cash charges	3,468	4,901	3,468	5,799
Total continuing operations pre-tax charges	47,394	7,666	47,394	11,709
Discontinued operations (noncash charges)	—	—	7,500	—
Total pre-tax charges	$47,394	$7,666	$54,894	$11,709

During the second quarter of fiscal 2003, the Company consolidated its seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, the Company recorded pre-tax charges to operations totaling $13,394,000 during the second quarter of fiscal 2003.  The charges are comprised of the following:

•                  Seating Product Line Consolidation.  The curtailment of several seating product offerings and conversion of seat products which incorporate a new single-design technology resulted in the write-off of $6,262,000 of inventoried costs related to the discontinued product offerings.

•                  Excess and Obsolete Inventory Write-Downs.  Inventory was written down by $3,073,000 to reflect its net realizable value for quantities on hand exceeding current and forecast order backlog requirements and obsolete inventory related to the curtailed seating product offerings.

•                  Lease Termination and Related Charges.  Lease termination costs related to future estimated rental payments under existing long-term lease agreements for the facilities permanently vacated in connection with down-sizing a furniture manufacturing facility.  Future payments have been reduced by the expected sublease income.  The net future payments are based on estimated current market rates and anticipated dates that these facilities will be subleased.  If market-rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.  Other related charges include the write-off of leasehold improvements related to the vacated facilities.

•                  Severance and Other Compensation Costs.  The Company has reduced its total workforce at the down-sized facility by 49 employees, or 37%, between December 31, 2002 and June 30, 2003.

The components of the restructuring, asset impairment and other related charges are as follows:

	Total Charges			Balance at June 30, 2003
		Amounts Incurred
(In thousands)		Noncash	Cash
	(Unaudited)
Product development costs related to curtailed programs	$6,262	$(6,262)	$—	$—
Excess and obsolete inventory write-downs	3,073	(3,073)	—	—
Lease termination and other related charges	4,436	(591)	—	3,845
Severance and other compensation costs	183	—	(183)	—
Total	13,954	$(9,926)	$(183)	3,845

Present value discount, using an 8% imputed interest cost	(560)			(560)
Total pre-tax charges	$13,394			$3,285

As required by SFAS No. 146, the charges recorded were discounted by $560,000 to initially measure and reflect the liabilities incurred as a result of the restructuring plan at their fair value as of June 30, 2003.  The cumulative effect of a changes resulting from revisions to either the timing or the amount of estimated cash flows will be recognized as an adjustment to the liability in the period of the change.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

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

The components of the amounts incurred were as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	1st Quarter	2nd Quarter	Total
	(Unaudited)

Inventory and accounts receivable write-downs	$1,445	$755	$2,200
Impairment of long-lived assets	1,700	(326)	1,374
Severance and other compensation costs	450	—	450
Lease termination and other related costs	300	—	300
Other restructuring-related expenses	148	1,822	1,970
Total pre-tax charges	$4,043	$2,251	$6,294

This restructuring plan was completed during the second quarter of fiscal 2002.

Asset Realignment Restructuring

During the second quarter of fiscal 2001, the Company’s Cabin Management Group adopted a restructuring plan to realign production programs between its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  The restructuring, asset impairment and other related charges recorded during fiscal 2002 were comprised of the following:

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

The components of the amounts incurred were as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	2nd Quarter	3rd & 4th Quarters	Total
	(Unaudited)
Impairment of long-lived assets	$1,756	$801	$2,557
Excess inventory write-downs	580	685	1,265
Other restructuring-related expenses	3,079	—	3,079
Total pre-tax charges	$5,415	$1,486	$6,901

This restructuring plan was completed during the fourth quarter of fiscal 2002.

Goodwill Impairment Charges

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability and found to be impaired (Note 5).  As a result, $34,000,000 of goodwill associated with the reporting unit was written off and charged to operations.

As described in Note 2, on March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group for $140,000,000 in cash.  Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.

Note 4.           Inventories

Inventories are comprised of the following as of June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$31,470	$28,911
Work-in-process:
Direct and indirect manufacturing costs	7,978	6,843
Program costs, principally engineering	12,746	14,769
Finished goods	1,392	4,773
Costs and estimated earnings in excess of billings on uncompleted contracts	9,539	4,004
Total inventories	$63,125	$59,300

Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.   In connection with the curtailment of several seating product offerings (Note 3), all inventoried costs related these programs, which aggregated $6,262,000, were charged to cost of sales during the three months ended June 30, 2003.  In addition, $3,073,000 of excess and obsolete inventory associated with the curtailed seating product offerings and down-sizing of a furniture manufacturing facility was also charged to cost of sales during the three months ended June 30, 2003.

Total costs and estimated earnings on all uncompleted contracts as of June 30, 2003 and December 31, 2002 are comprised of the following:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$62,793	$49,572
Estimated earnings recognized	83,133	63,699
Total costs and estimated earnings	145,926	113,271
Less billings to date	(136,512)	(109,880)
Net	$9,414	$3,391

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$9,539	$4,004
Liability – Billings in excess of costs and estimated earnings (Note 7)	(125)	(613)
Net	$9,414	$3,391

Revenues and earnings for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Note 5.           Goodwill

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

The results indicated that the carrying value of goodwill was impaired.  The resulting impairment was primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142.  In accordance with the transitional provision of SFAS No. 142, the Company recorded a $17,828,000 noncash write-down of goodwill (net of $878,000 income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.  An additional $39,322,000 noncash write-down of goodwill pertained to the Specialty Avionics Group and is included in the loss from discontinued operations.

Changes in the carrying amount of goodwill, by business segment (Note 12), for the six months ended June 30, 2003 are as follows:

	Continuing Operations				Discontinued
(In thousands)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2002	$173,934	$20,782	$1,714	$196,430	$80,722
Impairment charges	(34,000)	—	—	(34,000)	(7,500)
Sale of Specialty Avionics Group	—	—	—	—	(73,222)
Balance, June 30, 2003 (unaudited)	$139,934	$20,782	$1,714	$162,430	$—

As described in Note 2, on March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.

As required by SFAS No. 142, the Company tests goodwill for impairment annually, on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the Company’s decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, the Company determined that it should reevaluate the carrying value of its goodwill prior to the annual October 31st testing date.  Accordingly, the Company performed a step-one test of goodwill associated with its furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, the Company recorded a pre-tax charge to operations of $34,000,000 during the three months ended June 30, 2003 based on a comparison of the estimated book value of the net assets of the reporting unit to its fair value.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The amount recorded is an estimate and may be revised during the third quarter of fiscal 2003 upon completion of step two of the goodwill impairment model, which measures the amount of impairment.

Note 6.           Other Assets

Other assets are comprised of the following as of June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Identifiable intangible assets with finite useful lives	$27,281	$29,105
Deferred financing costs	7,793	9,168
Other non-amortizable assets	1,036	1,155
Total other assets	$36,110	$39,428

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of June 30, 2003 and December 31, 2002:

	June 30, 2003 (Unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(7,636)	$14,636	$22,272	$(4,738)	$17,534
Customer contracts	8,390	(2,751)	5,639	8,390	(4,695)	3,695
Engineering drawings	7,645	(2,436)	5,209	7,645	(1,776)	5,869
Other identifiable intangibles	2,955	(1,158)	1,797	2,955	(948)	2,007
Total identifiable intangibles	$41,262	$(13,981)	$27,281	$41,262	$(12,157)	$29,105

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2007 is as follows: 2003 – $3,644,000; 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; and 2007 – $2,175,000.

Note 7.           Accrued Liabilities

Accrued liabilities are comprised of the following as of June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)

Salaries, wages, compensated absences and payroll related taxes	$8,794	$9,212
Customer advances and deposits	2,103	4,662
Accrued interest	4,596	7,465
Billings in excess of costs and estimated earnings on uncompleted contracts	125	613
Acquisition related contingent consideration	—	600
Other accrued liabilities	5,027	8,942
Total accrued liabilities	$20,645	$31,494

Note 8.           Long-Term Debt

Long-term debt includes the following amounts as of June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Senior credit facility:
Term loans	$134,925	$264,200
Revolving line of credit	15,250	6,000
12% senior subordinated notes	100,000	100,000
Capital lease obligations and term debt financing, secured by property and equipment	9,682	10,331
Other indebtedness	—	486
Total long-term debt	259,857	381,017
Less current portion	(8,485)	(16,317)
Long-term debt, less current portion	$251,372	$364,700

During 2003, the Company amended its senior credit facility to permit the sale of its Specialty Avionics Group.  Upon consummation of the sale on May 23, 2003, the Company repaid $130,000,000 of senior credit borrowings with the estimated net proceeds from the sale.  The Company may be required to repay additional borrowings upon final determination of the net proceeds from the sale.

The amendment also revised various financial covenants (which the Company would otherwise have not been able to meet), decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20,000,000 of the Company’s 12% senior subordinated notes with the proceeds from the sale of junior securities.

Note 9.           Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Pre-tax income (loss) reported by:
Continuing operations	$(50,487)	$(6,831)	$(55,614)	$(10,504)
Discontinued operations	1,258	4,010	(3,331)	8,392
Consolidated pre-tax loss	$(49,229)	$(2,821)	$(58,945)	$(2,112)

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(22,077)	$(889)	$(22,633)	$(578)
Net deferred tax assets valuation allowance	13,056	—	13,056	—
Net income tax benefit	$(9,021)	$(889)	$(9,577)	$(578)

Allocation of total provision:
Continuing operations	$(9,702)	$(2,487)	$(11,399)	$(4,040)
Discontinued operations	681	1,598	1,822	3,462
Net provision for income tax benefit	$(9,021)	$(889)	$(9,577)	$(578)

For the three months and six months ended June 30, 2003 and 2002, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and the non-deductible portion of goodwill impairment charges.

During the three months and six months ended June 30, 2003, the Company established a $13,056,000 valuation allowance for the net deferred tax assets which may not be realized in the future.  The Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Based on its evaluation, the Company determined that recovery was not likely in certain taxing jurisdictions and applied its judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  The Company will reduce the valuation allowance in the future for each item at such time when it determines that recoverability is more likely than not.

Note 10.         Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the six months ended June 30, 2003.

(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Balance, December 31, 2002	370,061	$37,006	$(2,925)	$34,081
Accrued dividends and redemption value accretion	14,803	3,020	234	3,254
Balance, June 30, 2003 (Unaudited)	384,864	$40,026	$(2,691)	$37,335

Per share liquidation value as of June 30, 2003 (Unaudited)		$100.00

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

Note 11.         Commitments and Contingencies

Litigation

As part of its investigation of the crash of Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) initially notified the Company that it recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of the Company’s subsidiaries.  The Company’s subsidiary has worked vigorously over the last five years with the CTSB investigators in the fact-finding investigation of this catastrophic incident.  On March 27, 2003, the CTSB released its final report on its investigation.  This report indicated that the CTSB was unable to conclusively determine the cause of the fire which led to the crash of the aircraft.

The Company was a defendant in most, but not all, of the actions brought by the estates of the 229 victims of the crash.  The actions, which sought damages and costs in unstated amounts, claimed negligence, strict liability, and breach of warranty.  Virtually all of the cases have been settled by Boeing and Swissair’s insurers and both assignment of the claims against, and releases in favor of, the Company have been obtained by the Boeing and Swissair insurers.

Boeing and Swissair have made a claim (but have not commenced litigation) against the Company to contribute to the amounts paid to settle the cases.  As there is no litigation pending, no discovery has been taken by either side as to liability for the crash.  The Company believes that it is not responsible for the crash and, in any event, it maintains insurance for such matters.  The Company further believes that any loss it may sustain upon the ultimate resolution of this matter, if any, will not exceed the amount of insurance coverage maintained.  Accordingly, no accrual for loss has been recorded.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared, and the preferred stock is mandatorily redeemable on September 30, 2009.  The DeCrane Holdings preferred stock has a total redemption value of $66,654,000 as of June 30, 2003, including accumulated dividends.

Note 12.         Business Segment Information

The Company supplies products and services to the business, VIP and head-of-state aircraft market within the aerospace industry.  The Company’s subsidiaries are organized into two groups, each of which is a strategic business that develops, manufactures and sells distinct products and services.  The groups and a description of their businesses are as follows:

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

In prior periods, the Company’s Specialty Avionics Group was a third strategic business for which segment information was provided.  As a result of the sale of the Specialty Avionics Group, this group is reflected as a discontinued operation and segment information for prior periods has been restated.

Management utilizes more than one measurement to evaluate group performance and allocate resources; however, management considers Adjusted EBITDA, as defined, to be the primary measurement of a group’s overall core economic performance and return on invested capital.  Management also uses Adjusted EBITDA in the Company’s annual budget and planning process for future periods, as one of the decision-making criteria for funding discretionary capital expenditures and product development programs and as the measure in determining the value of acquisitions and dispositions.  The board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded to pursuant to the Company’s cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant to the Company’s incentive stock option plan.

Management defines Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  Management believes the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view group performance in a manner similar to the method used by management, helps improve their ability to understand the Company’s core segment performance, adjusted for items management believes are unusual, and makes it easier to compare the Company’s results with other companies that have different financing, capital structures and tax rates.  In addition, management believes these measures are consistent with the manner in which its lenders and investors measure the Company’s overall performance and liquidity, including its ability to service debt and fund discretionary capital expenditure and product development programs.

The financial measure Adjusted EBITDA, as defined, excludes certain charges reflected in the Company’s financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  However, the Company’s presentation of Adjusted EBITDA is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report the primary measure of segment performance used by management to evaluate and manage its businesses.  The Company’s method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance GAAP, such as net income (loss), the nearest comparable GAAP financial measure.  A reconciliation of Adjusted EBITDA to net income (loss) is included herein to clarify the differences between these financial measures.

The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies Note 1 to the audited financial statements.  Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

The tables below summarize selected financial data by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Revenues:
Cabin Management	$29,635	$48,232	$60,255	$94,099
Systems Integration	14,718	13,223	26,850	28,300
Inter-group elimination (1)	(240)	(162)	(1,092)	(287)
Consolidated totals	$44,113	$61,293	$86,013	$122,112

Adjusted EBITDA (as defined):
Cabin Management	$4,310	$9,042	$8,860	$16,503
Systems Integration	4,180	4,096	6,337	8,392
Corporate (2)	(1,395)	(1,629)	(3,507)	(3,187)
Inter-group elimination (3)	2	(111)	112	—
Consolidated totals (4)	$7,097	$11,398	$11,802	$21,708

	June 30,
(In thousands)	2003	2002
	(Unaudited)
Total assets (as of period end):
Cabin Management	$236,941	$288,543
Systems Integration	69,049	68,242
Corporate (5)	17,094	29,072
Inter-group elimination (6)	(438)	(122)
Continuing operations	322,646	385,735
Discontinued operations (Specialty Avionics)	—	177,191
Consolidated totals	$322,646	$562,926

(1)                                  Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                                  Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                                  Reflects elimination of the effect of inter-group profits in inventory.

(4)                                  The table below reconciles the financial measure Adjusted EBITDA, as defined, to net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Consolidated Adjusted EBITDA (as defined)	$7,097	$11,398	$11,802	$21,708
Restructuring, asset impairment and other related charges	(47,394)	(7,666)	(47,394)	(11,709)
Depreciation and amortization of long-lived assets (a)	(2,451)	(2,680)	(4,967)	(5,447)
Acquisition related charges not capitalized	(8)	(468)	(17)	(478)
Other noncash charges	—	(84)	—	(138)
Corporate overhead charged to discontinued operations	290	752	997	1,515
Interest expense	(7,614)	(7,997)	(15,289)	(15,756)
Other expenses, net	(407)	(86)	(746)	(199)
Income tax benefit	9,702	2,487	11,399	4,040
Income (loss) from discontinued operations	1,266	2,412	(4,464)	(34,392)
Cumulative effect of change in accounting principle	—	—	—	(17,828)
Net loss	$(39,519)	$(1,932)	$(48,679)	$(58,684)

(a)          Reflects depreciation and amortization of long-lived assets and amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Depreciation and amortization of
long-lived assets	$2,451	$2,680	$4,967	$5,447
Amortization of deferred financing costs	680	707	1,375	1,296
Consolidated depreciation and amortization	$3,131	$3,387	$6,342	$6,743

(5)                                  Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(6)                                  Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 13.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% senior subordinated notes described in Note 8, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes.

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

(3)           Elimination of equity in earnings of subsidiaries.

Balance Sheets

	June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$3,571	$102	$—	$—		$3,673
Accounts receivable, net	—	20,726	—	—		20,726
Inventories	—	63,125	—	—		63,125
Other current assets	1,190	591	—	—		1,781
Total current assets	4,761	84,544	—	—		89,305
Property and equipment, net	2,105	32,696	—	—		34,801
Goodwill	10,224	152,206				162,430
Other assets, principally intangibles, net	—	36,110	—	—		36,110
Investments in subsidiaries	290,404	—	—	(290,404	)(1)	—
Intercompany receivables	55,073	74,846	—	(129,919	)(2)	—
Total assets	$362,567	$380,402	$—		$(420,323)	$322,646

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$7,336	$1,149	$—	$—		$8,485
Other current liabilities	10,477	20,164	—	—		30,641
Total current liabilities	17,813	21,313	—	—		39,126
Long-term debt, less current portion	242,936	8,436	—	—		251,372
Intercompany payables	74,846	55,073	—	(129,919(2)		—
Other long-term liabilities	6,332	5,540	—	—		11,872
Mandatorily redeemable preferred stock	37,335	—	—	—		37,335
Stockholder’s equity (deficit):
Paid-in capital	115,293	337,592	—	(337,592	(1)	115,293
Retained earnings deficit	(131,988)	(47,188)	—	47,188	(1)	(131,988)
Accumulated other comprehensive loss	—	(364)	—	—		(364
Total stockholder’s equity (deficit)	(16,695)	290,040	—	(290,404)		(17,059)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$362,567	$380,402	$—	$(420,323)		$322,646

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970
Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	351,502	—	—	(351,502	)(1)	—
Intercompany receivables	273,178	172,389	5,740	(451,307	)(2)	—
Total assets	$668,927	$682,875	$10,937	$(813,772)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794
Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	273,065	—	(451,307	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441
Mandatorily redeemable preferred stock	34,081	—	—	—		34,081
Stockholder’s equity:
Paid-in capital	118,621	337,592	15,440	(353,032	)(1)	118,621
Retained earnings (deficit)	(83,309)	13,910	(4,477)	(9,433	)(1)	(83,309)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholder’s equity	35,312	351,141	10,963	(362,465)		34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$668,927	$682,875	$10,937	$(813,772)		$548,967

Statements of Operations

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
Revenues	$—	$86,013	$—	$—		$86,013
Cost of sales	—	76,286	—	—		76,286
Gross profit	—	9,727	—	—		9,727
Selling, general and administrative expenses	3,907	9,573	—	—		13,480
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	1,826	—	—		1,826
Interest expense	15,068	221	—	—		15,289
Intercompany charges	(11,575)	11,575	—	—		—
Equity in loss of subsidiaries	33,429	218	—	(33,647	)(3)	—
Other expenses, net	586	160	—	—		746
Income tax benefit	7,264	(18,663)	—	—		(11,399)
Loss from discontinued operations	—	4,246	218	—		4,464
Net loss	$(48,679)	$(33,429)	$(218)	$33,647		$(48,769)

	Six Months Ended June 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
Revenues	$—	$122,112	$—	$—		$122,112
Cost of sales	—	92,212	—	—		92,212
Gross profit	—	29,900	—	—		29,900
Selling, general and administrative expenses	4,273	18,459	—	—		22,732
Amortization of intangible assets	—	1,717	—	—		1,717
Interest expense	15,682	74	—	—		15,756
Intercompany charges	(14,310)	14,310	—	—		—
Equity in loss of subsidiaries	52,977	9,510	—	(62,487	)(3)	—
Other expenses, net	174	25	—	—		199
Income tax benefit	(1,596)	(2,444)	—	—		(4,040)
Loss from discontinued operations	—	24,882	9,510	—		34,392
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828
Net loss	$(58,684)	$(52,977)	$(9,510)	$62,487		$(58,684)

Statements of Cash Flows

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(48,679)	$(33,429)	$(218)	$33,647	(3)	$(48,679)
Loss from discontinued operations	—	4,246	218	—		4,464
Noncash adjustments:
Equity in loss of subsidiaries	33,429	218	—	(33,647	)(3)	—
Other noncash adjustments	(21,973)	61,060	—	—		39,087
Changes in working capital	16,951	(32,951)	—	—		(16,000)
Net cash used for operating activities	(20,272)	(856)	—	—		(21,128)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	132,800	—	—	—		132,800
Capital expenditures	(26)	(1,976)	—	—		(2,002)
Cash paid for acquisitions	(600)	—	—	—		(600)
Net cash provided by (used for) investing activities	132,174	(1,976)	—	—		130,198

Cash flows from financing activities:
Principal payments on long-term debt, leases and other debt	(129,924)	(524)	—	—		(130,448)
Net senior revolving credit facility borrowings	9,250	—	—	—		9,250
Net cash used for financing activities	(120,674)	(524)	—	—		(121,198)
Net cash provided by discontinued operations	—	3,380	—	—		3,380
Net increase (decrease) in cash and equivalents	(8,772)	24	—	—		(8,748)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421
Cash and equivalents at end of period	$3,571	$102	$—	$—		$3,673

	Six Months Ended June 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(58,684)	$(52,977)	$(9,510)	$62,487	(3)	$(58,684)
Loss from discontinued operations	—	24,882	9,510	—		34,392
Noncash adjustments:
Equity in loss of subsidiaries	52,977	9,510	—	(62,487	)(3)	—
Other noncash adjustments	2,318	27,367	—	—		29,685
Changes in working capital	4,974	(15,527)	—	—		(10,553)
Net cash provided by (used for) operating activities	1,585	(6,745)	—	—		(5,160)

Cash flows from investing activities:
Cash paid for acquisitions	(5,890)	—	—	—		(5,890)
Capital expenditures	(46)	(1,978)	—	—		(2,024)
Net cash used for investing activities	(5,936)	(1,978)	—	—		(7,914)

Cash flows from financing activities:
Net senior revolving credit facility borrowings	8,000	—	—	—		8,000
Principal payments on long-term debt and leases	(2,863)	(1,623)	—	—		(4,486)
Deferred financing costs	(1,663)	—	—	—		(1,663)
Other, net	(268)	545	—	—		277
Net cash provided by (used for) financing activities	3,206	(1,078)	—	—		2,128
Net cash provided by discontinued operations	—	10,057	—	—		10,057
Net increase (decrease) in cash and equivalents	(1,145)	256	—	—		(889)
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478
Cash and equivalents at end of period	$8,496	$93	$—	$—		$8,589

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Recent Developments

On May 23, 2003, we consummated the sale of our equity interests in the subsidiaries comprising the Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC, for $140.0 million in cash.  Proceeds of $130.0 million from the sale were used to repay senior credit facility borrowings, in accordance with the facility’s terms which were amended to permit the sale.

As we described in our Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003, our failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, our independent accountants qualified their report on our audited financial statements for the year ended December 31, 2002 with respect to our ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated our independent accountants doubt about our ability to continue as a going concern.  As a result, our independent accountants issued a revised, unqualified report on our financial statements we included in a registration statement on Form S-1 regarding our 12% Series B Senior Subordinated Notes due 2008 (Registration No. 333-106381, filed with Securities and Exchange Commission on June 23, 2003 and amended on August 12, 2003).  See “—Liquidity and Capital Resources—Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

The sale of the Specialty Avionics Group is not expected to affect the operations of the remaining operating groups.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in our consolidated financial statements and our discussion below of our results of operations reflects only continuing operations for all periods.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: business, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting travel and, in turn, the aerospace industry and our business.  In response to certain of these adverse conditions, we announced and implemented a series of restructuring activities designed to reduce expenses and conserve working capital.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The business, VIP and head-of-state aircraft portion of our business experienced weakness during 2002 and will continue to experience weakness throughout 2003 as evidenced by various manufacturers’ announced plans to temporarily suspend production at various times throughout the year in response to the weak demand for new aircraft.  However, we believe business, VIP and head-of-state aircraft deliveries may reflect a modest recovery in 2004 and reflect continuing recovery thereafter.  The commercial aircraft portion of our business, which subsequent to the sale of the Specialty Avionics Group accounts for less than 5% of consolidated revenues, also experienced significant weakness in 2002 and the first half of 2003 and we believe this condition will continue through 2003 and 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions that we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

Results of Operations

Performance Measures

The following discussion of our results of operations includes discussions of financial measures and operating statistics we use to evaluate the performance of, and trends in, our businesses.  We believe the presentation of these measures and statistics are relevant and useful to investors because it allows them to view performance and trends in a manner similar to the methods we use.  These measures and statistics, and why they are important to us and could be of interest to you, are described below.

Adjusted EBITDA.  Our discussion of the results of operations includes discussions of financial measures determined in accordance with accounting principle generally accepted in the United States of America (“GAAP”) as well as the financial measure Adjusted EBITDA, which excludes certain charges reflected in our GAAP basis financial statements.  Our presentation of Adjusted EBITDA is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires us to report the primary measure of segment performance we use to evaluate and manage our businesses.

We utilize more than one measurement to evaluate segment performance and allocate resources among our operating segments; however, we consider Adjusted EBITDA, as defined below, to be the primary measurement of overall operating segment core economic performance and return on invested capital.  We also use Adjusted EBITDA in the annual budgeting and planning for future periods, as one of the decision-making criteria for funding discretionary capital expenditure and product development programs and as the measure for determining the value of acquisitions and dispositions.  Our board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded to pursuant to the cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant the incentive stock option plan.

We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  We believe the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view segment performance in a manner similar to the method we use, helps improve their ability to understand our core segment performance, adjusted for items we believe are unusual, and makes it easier to compare our results with other companies that have different financing, capital structures and tax rates.  In addition, we believe these measures are consistent with the manner in which our lenders and investors measure our overall performance and liquidity, including our ability to service debt and fund discretionary capital expenditure and product development programs.

Our method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance GAAP, such as net income (loss), the nearest comparable GAAP financial measure.  Adjusted EBITDA should not be viewed as substitutes for or superior to net income (loss), cash flow from operations or other data prepared in accordance with GAAP as a measure of our profitability or liquidity.  The notes to our financial statements include information about our operating segments, including Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss) to clarify the differences between these financial measures.

Bookings and Backlog.  Bookings and backlog are operating statistics we use as leading trend indicators of future demand for our products and services.  Bookings and backlog are based upon the value of purchase orders received from our customers, which will result in revenues, if and when such orders are filled.

Bookings represent the total invoice value of purchase orders received during the period and backlog represents the total invoice value of unfilled purchase orders as of the end of a period.  Orders may be subject to change or cancellation by the customer prior to shipment.  The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Our results of operations have been affected by restructuring, asset impairment and other related charges relating to a series of restructuring activities and goodwill impairment charges.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” and “—Goodwill Impairment Charges” below.

Revenues.  Revenues decreased $17.2 million, or 28.1%, to $44.1 million for the three months ended June 30, 2003 from $61.3 million for the three months ended June 30, 2002.  By segment, revenues changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(18.6)	(38.6)%
Systems Integration	1.5	11.3
Inter-group elimination	(0.1)
Total	$(17.2)

Cabin Management.  Revenues decreased by $18.6 million, or 38.6% compared to the prior year.  The decrease, which is across all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•        a $18.0 million decrease in aircraft furniture and related products revenues; and

•        a $1.2 million decrease in cabin management and entertainment systems revenues;

•        a $0.2 million decrease in seating products revenues; offset by,

•        a $0.8 million increase in other product and services revenues.

The revenue decrease was caused by lower order volume from our customers.  Revenues from Textron and Bombardier, our principal customers, decreased $14.1 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues increased by $1.5 million, or 11.3% compared to the prior year, due to:

•                       a $2.1 million increase resulting from revenue recognized pursuant to the “take-or-pay” provisions of a major supply contract; offset by,

•                       a $0.6 million decrease in the commercial aircraft systems integration engineering services provided in the aftermath of September 11th and resulting down-turn in the commercial airline industry; the airline industry’s corresponding reduction in the size of its operating fleet and the delay or postponement of retrofit and refurbishment programs for the remaining operational fleet reduced demand for our integration and engineering services.

Gross profit.  Gross profit decreased $14.8 million to a loss of $1.3 million for the three months ended June 30, 2003 from $13.5 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(13.8)	(182.5)%
Systems Integration	(1.0)	(17.7)
Total	$(14.8)

Cabin Management.  Gross profit decreased by $13.8 million, or 182.5% compared to the prior year, primarily due to:

•                       a $5.9 million decrease in profit margins due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products; and

•                       a $0.6 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; and

•                       a $8.1 million decrease caused by restructuring charges incurred in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations; offset by

•                       a $0.8 million increase in revenues for other products and services.

Systems Integration.  Gross profit decreased by $1.0 million, or 17.7% compared to the prior year, primarily due to:

•                       a $0.5 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix; and

•                       a $0.5 million decrease in the commercial aircraft systems integration engineering services provided.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.0 million, or 44.2%, to $6.3 million for the three months ended June 30, 2003, from $11.3 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(4.0)	(49.5)%
Systems Integration	(1.2)	(56.7)
Corporate	0.2
Total	$(5.0)

Cabin Management.  SG&A expenses decreased by $4.0 million, or 49.5% compared to the prior year, due to:

•                       a $2.4 million reduction resulting from restructuring charges recorded in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations; and

•                       a $1.6 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration.  SG&A expenses decreased by $1.2 million, or 56.7% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Impairment of goodwill.  During the three months ended June 30, 2003, a $34.0 million charge was recorded to reflect the additional impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The additional impairment results from continued weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The impairment charge pertains to our furniture manufacturing reporting unit within our Cabin Management Group.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.2 million to $2.5 million for the three months ended June 30, 2003 from $2.7 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002 as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.1)	(8.1)%
Selling, general and administrative expense	(0.2)	(25.1)
Amortization of intangible assets	0.1	8.2
Total	$(0.2)

Adjusted EBITDA.  As described above in “—Performance Measures–Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA decreased by $4.7 million, or 52.3% compared to the prior year primarily due to:

•                       a $5.3 million decrease in gross profit related to our business/VIP aircraft furniture and seating operations; and

•                       a $0.6 million decrease in gross profit related our cabin management and entertainment systems; offset by,

•                       a $1.2 million increase in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA increased by $0.1 million, or 2.1% over the prior year, due to reduced SG&A spending resulting from workforce reductions.

Operating income.  Operating income decreased $43.7 million to a loss of $42.5 million for the three months ended June 30, 2003, from income of  $1.3 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(43.8)	(4380.0)%
Systems Integration	0.2	4.7
Corporate	(0.1)
Total	$(43.7)

Cabin Management.  Operating income decreased by $43.8 million, or 4380.0% compared to the prior year, due to:

•        a $4.1 million decrease in gross profit, principally related to lower revenues in our business, VIP and head-of-state aircraft furniture and seating operations;

•        a $34.0 million increase in goodwill impairment charges; and

•        a $5.7 million increase in restructuring charges recorded in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations.

Systems Integration. Operating income increased by $0.2 million, or 4.7% compared to the prior year, due to reduced SG&A spending resulting from workforce reductions in 2003.

Interest expense.  Interest expense decreased $0.4 million, or 4.8%, to $7.6 million for the three months ended June 30, 2003 compared to $8.0 million for the same period last year.  The decrease is attributable to lower outstanding debt balances for a portion of the quarter in the current year.

Provision for income taxes.  The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and the non-deductible portion of goodwill impairment charges.

During the three months ended June 30, 2003, we established a $13.1 million valuation allowance for the net deferred tax assets which may not be realized in the future.  We evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Based on our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  We will reduce the valuation allowance in the future for each item at such time when we determine that recoverability is more likely than not.

Loss from continuing operations.  The loss from continuing operations increased $36.4 million to a loss of $40.8 million for the three months ended June 30, 2003 compared to a loss of $4.4 million for the same period last year, primarily due to:

•                  a $43.7 million decrease in operating income, resulting, in part, from a $34.0 million goodwill impairment charge; offset by

•                  a $7.2 million increase in the provision for income tax benefit.

Income from discontinued operations.  Income from discontinued operations decreased $1.1 million to $1.3 million for the three months ended June 30, 2003 compared to $2.4 million for the same period last year primarily the result of the disposition of the Specialty Avionics Group on May 22, 2003 as compared to a full quarter of results included in the prior year.

Net loss.  Net loss increased $37.6 million to a net loss of $39.5 million for the three months ended June 30, 2003 compared to a net loss of $1.9 million for the same period last year.  The increase is attributable to an increase in the loss from continuing operations of $36.4 million and a decrease in the income from discontinued operations of $1.1 million.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, increased $37.8 million to a net loss of $41.2 million for the three months ended June 30, 2003 compared to a net loss of $3.4 million for the same period last year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                       a $37.6 million increase in our net loss; and

•                       a $0.2 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $23.4 million, or 31.1%, to $51.9 million for the three months ended June 30, 2003 compared to $75.3 million for the same period last year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog increased $7.3 million to $74.1 million as of June 30, 2003 compared to $66.8 million as of December 30, 2002.

As described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are having an adverse impact on our business, resulting in the decrease in bookings during 2003 and related backlog at the end of the period.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

We are not able to predict the continuing impact these events will have on bookings and backlog in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.  Revenues decreased $36.1 million, or 29.6%, to $86.0 million for the six months ended June 30, 2003 from $122.1 million for the six months ended June 30, 2002.  By segment, revenues changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(33.8)	(36.0)%
Systems Integration	(1.5)	(5.1)
Inter-group elimination	(0.8)
Total	$(36.1)

Cabin Management.  Revenues decreased by $33.8 million, or 36.0% compared to the prior year.  The decrease, which is across all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•        a $29.5 million decrease in aircraft furniture and related products revenues;

•        a $2.8 million decrease in cabin management and entertainment systems revenues;

•        a $1.8 million decrease in seating products revenues; offset by,

•        a $0.3 million increase in other product and services revenues.

The revenue decrease was caused by lower order volume from our customers.  Revenues from Textron and Bombardier, our principal customers, decreased $24.4 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $1.5 million, or 5.1% compared to the prior year, due to:

•                       a $1.3 million decrease in the commercial aircraft systems integration engineering services provided in the aftermath of September 11th and resulting down-turn in the commercial airline industry; the airline industry’s corresponding reduction in the size of its operating fleet and the delay or postponement of retrofit and refurbishment programs for the remaining operational fleet reduced demand for our integration and engineering services; and

•                       a $2.3 million decrease resulting from reduced production and delivery of business, VIP and head-of-state aircraft products and services due to the adverse impact weak global economic conditions are having on the demand for those types of aircraft; offset by

•                       a $2.1 million increase resulting from revenue pursuant to the “take-or-pay” provisions of a major supply contract.

Gross profit.  Gross profit decreased $20.2 million, or 67.5%, to $9.7 million for the six months ended June 30, 2003 from $29.9 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(16.3)	(93.1)%
Systems Integration	(3.9)	(32.3)
Total	$(20.2)

Cabin Management.  Gross profit decreased by $16.3 million, or 93.1% compared to the prior year, primarily due to:

•                       a $9.8 million decrease in profit margins due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products; and

•                       a $1.0 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; and

•                       a $6.9 million increase caused by restructuring charges incurred in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations; offset by

•                       a $1.4 million increase in other products and services.  $0.2 million of the increase is the result of an increase in revenues and the remaining increase of $1.2 million is due to a $2.1 million decrease in materials costs, offset by a $0.9 million increase in direct labor and overhead costs.

Systems Integration.  Gross profit decreased by $3.9 million, or 32.3% compared to the prior year, primarily due to:

•                       a $3.0 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix; and

•                       a $0.9 million decrease in the commercial aircraft systems integration engineering services provided.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.3 million, or 40.7%, to $13.5 million for the six months ended June 30, 2003, from $22.7 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(7.5)	(47.5)%
Systems Integration	(2.0)	(47.2)
Corporate	0.2
Total	$(9.3)

Cabin Management.  SG&A expenses decreased by $7.5 million, or 47.5% compared to the prior year, due to:

•                       a $5.3 million reduction caused by restructuring charges incurred in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations; and

•                       a $2.2 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration.  SG&A expenses decreased by $2.0 million, or 47.2% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Impairment of goodwill.  During the six months ended June 30, 2003, a $34.0 million charge was recorded to reflect the additional impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The additional impairment results from continued weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The impairment charge pertains to our furniture manufacturing reporting unit within our Cabin Management Group.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.5 million to $5.0 million for the six months ended June 30, 2003 from $5.5 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002 as follows.

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.3)	(11.9)%
Selling, general and administrative expense	(0.3)	(21.4)
Amortization of intangible assets	0.1	6.3
Total	$(0.5)

Adjusted EBITDA.  As described above in “—Performance Measures–Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA decreased by $7.6 million, or 46.3% compared to the prior year primarily due to:

•                       a $7.7 million decrease in gross profit related to our business/VIP aircraft furniture and seating operations; and

•                       a $1.0 million decrease in gross profit related our cabin management and entertainment systems; offset by,

•                       a $1.4 million increase in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA decreased by $2.1 million, or 24.5% over the prior year, due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Operating income.  Operating income decreased $45.1 million to a loss of $39.6 million for the six months ended June 30, 2003, from $5.5 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease)
	From 2002
(In millions)	Amount	Percent

Cabin Management	$(43.2)	792.5%
Systems Integration	(1.9)	(27.8)
Total	$(45.1)

Cabin Management.  Operating income decreased by $43.2 million, or 792.5% compared to the prior year, due to:

•                       a $1.6 million increase in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to the consolidation of our seating and related manufacturing operations; and

•                       a $34.0 million increase in goodwill impairment charges; and

•                       a $9.8 million decrease in gross profit, primarily due to lower revenues related to our furniture and seating operations; offset by

•                       a $2.2 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions;

Systems Integration. Operating income decreased by $1.9 million, or 27.8% compared to the prior year, due primarily to lower revenues, offset by reduced SG&A spending.

Interest expense.  Interest expense decreased $0.5 million, or 2.9%, to $15.3 million for the six months ended June 30, 2003 compared to $15.8 million for the same period last year.  We expect interest expense to decrease in 2003 as a resulting of lower debt outstanding, partially offset by higher interest rates charged by our lenders as a result of the amendment to our senior credit facility.

Provision for income taxes.  The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and the non-deductible portion of goodwill impairment charges.

During the six months ended June 30, 2003, we established a $13.1 million valuation allowance for the net deferred tax assets which may not be realized in the future.  We evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Based on our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  We will reduce the valuation allowance in the future for each item at such time when we determine that recoverability is more likely than not.

Loss from continuing operations.  The loss from continuing operations increased $37.7 million to $44.2 million for the six months ended June 30, 2003 compared to a loss of $6.5 million for the same period last year, primarily due to:

•                       a $45.1 million decrease in operating income resulting, in part, from a $34.0 million goodwill impairment charge; offset by

•                       a $7.4 million increase in the provision for income tax benefit

Loss from discontinued operations.  Loss from discontinued operations decreased $29.9 million, to a loss of $4.5 million for the six months ended June 30, 2003 compared to a loss of $34.4 million for the same period last year.  The decrease is primarily due to:

•                       a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as described below; offset by

•                       a $7.5 million charge in 2003 to the impairment of goodwill to reduce the carrying value of assets sold to their estimated net realizable value; and

•                       the result of the disposition of the Specialty Avionics Group on May 22, 2003 as compared to a full six months of results included in the prior year.

Cumulative effect of change in accounting principle.  The $17.8 million charge in 2002 to reflect the cumulative effect on continuing operations of the change in accounting principle was a result of transitional goodwill impairment charges recognized upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Including the $39.4 million charged to discontinued operations, the total charge to reflect the cumulative effect of the change in accounting principle was $57.2 million.

Net loss.  Net loss decreased $10.0 million to a net loss of $48.7 million for the six months ended June 30, 2003 compared to a net loss of $58.7 million for the same period last year.  The decrease is attributable to:

•                       an increase in loss from continuing operations of $37.7 million; offset by

•                       a decrease in loss from discontinued operations of $29.9 million; and

•                       a decrease in cumulative effect of change in accounting principle of $17.8 million.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, decreased $9.6 million to a net loss of $51.9 million for the six months ended June 30, 2003 compared to a net loss of $61.5 million for the same period last year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $10.0 million decrease in our net loss; offset by

•                  a $0.4 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $15.9 million, or 14.6%, to $93.3 million for the six months ended June 30, 2003 compared to $109.2 million for the same period last year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three months and six months ended June 30, 2003, we recorded restructuring, asset impairment and other related pre-tax charges related to a series of restructuring activities.  These charges, and the effect these charges had on our reported results of operations, are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Nature of charges:
Seating Product Line and Furniture Manufacturing Facilities Restructuring	$13.4	$—	$13.4	$—
Seat Manufacturing Facilities Restructuring	—	2.3	—	6.3
Asset Realignment Restructuring	—	5.4	—	5.4
Goodwill impairment charges	34.0	—	41.5	—
Total pre-tax charges	$47.4	$7.7	$54.9	$11.7

Business segment recording the charges:
Cabin Management	$47.4	$7.7	$47.4	$11.7
Systems Integration	—	—	—	—
Total charged to continuing operations	47.4	7.7	47.4	11.7
Specialty Avionics (discontinued operations)	—	—	7.5	—
Total pre-tax charges	$47.4	$7.7	$54.9	$11.7

Charged to operations:
Cost of sales	$12.8	$4.7	$12.8	$5.9
Selling, general and administrative expenses	0.6	3.0	0.6	5.8
Impairment of goodwill	34.0	—	34.0	—
Total charged to continuing operations	47.4	7.7	47.4	11.7
Charged to discontinued operations	—	—	7.5	—
Total pre-tax charges	$47.4	$7.7	$54.9	$11.7

Components of charges:
Noncash charges	$43.9	$2.8	$43.9	$5.9
Cash charges	3.5	4.9	3.5	5.8
Total charged to continuing operations	47.4	7.7	47.4	11.7
Charged to discontinued operations	—	—	7.5	—
Total pre-tax charges	$47.4	$7.7	$54.9	$11.7

Seating Product Line and Furniture Manufacturing Facilities Restructuring

During the second quarter of fiscal 2003, we consolidated our seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, we recorded pre-tax charges to operations totaling $13,394,000 during the second quarter of fiscal 2003.  The charges are comprised of the following:

•                  Seating Product Line Consolidation.  The curtailment of several seating product offerings and conversion of seat products which incorporate a new single-design technology resulted in the write-off of $6.3 million of inventoried costs related to the discontinued product offerings.

•                  Excess and Obsolete Inventory Write-Downs.  Inventory was written down by $3.1 million to reflect its net realizable value for quantities on hand exceeding current and forecast order backlog requirements and obsolete inventory related to the curtailed seating product offerings.

•                  Lease Termination and Related Charges.  Lease termination costs related to future estimated rental payments under existing long-term lease agreements for the facilities permanently vacated in connection with down-sizing a furniture manufacturing facility.  Future payments have been reduced by the expected sublease income.  The net future payments are based on estimated current market rates and anticipated dates that these facilities will be subleased.  If market-rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.  Other related charges include the write-off of leasehold improvements related to the vacated facilities.

•                  Severance and Other Compensation Costs.  We have reduced our total workforce at the down-sized facility by 49 employees, or 37%, between December 31, 2002 and June 30, 2003.

During 2003, we paid $0.2 million of costs related to this restructuring in cash and a $3.3 million restructuring reserve remained as of June 30, 2003 solely for the remaining lease termination and other related costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

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

Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for additional impairment of long-lived assets, current asset write-downs and other related expenses.

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

Goodwill Impairment Charges

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability and found to be impaired.  As a result, $34,000,000 of goodwill associated with the reporting unit was written off and charged to operations.

During the first quarter of fiscal 2003, we entered into a definitive agreement to sell our Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of one of the reporting unit’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7.5 million during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.

See “—Goodwill Impairment Charges” below for additional information.

Goodwill Impairment Charges

The following discussion should be read in conjunction with the Notes 3 and 5 accompanying our financial statements.

Our results of operations for the three months and six months ended June 30, 2003 and 2002 have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.

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

•                  Annual Testing for Goodwill Impairment.  In lieu of periodic goodwill amortization charges, SFAS No. 142 requires goodwill to be tested annual for impairment, or when events or changes in circumstances indicate the carrying value may not be recoverable.

During 2002, we completed the transitional impairment testing of goodwill recorded as of January 1, 2002 as required under SFAS No. 142.  Fair value of each reporting unit was determined using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends, market multiples for comparable businesses and independent appraisals.  Our Cabin Management Group consists of three reporting units, our Systems Integration Group consists of two and the Specialty Avionics consists of three.  Unallocated goodwill was allocated to the reporting units for impairment testing purposes.  The results indicated that the carrying value of goodwill was impaired at one of the reporting units within each of our operating groups.  The resulting impairment was primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142.  In accordance with the transitional provision of SFAS No. 142, we recorded a $17.8 million noncash write-down of goodwill (net of $0.9 million income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.  An additional $39.4 million noncash write-down of goodwill pertained to the Specialty Avionics Group and is included in the loss from discontinued operations.

Changes in the carrying amount of goodwill, by business segment, for the six months ended June 30, 2003 are as follows:

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group
Balance, December 31, 2002	$173.9	$20.8	$1.7	$196.4	$80.7
Impairment charges	(34.0)	—	—	(34.0)	(7.5)
Sale of Specialty Avionics Group	—	—		—	(73.2)
Balance, June 30, 2003	$139.9	$20.8	$1.7	$162.4	$—

During the first quarter of fiscal 2003, we entered into a definitive agreement to sell our Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  We recorded a modest gain on the sale during the second quarter of fiscal 2003, based on the financial position of the group on the date of sale.  The ultimate gain or loss on the sale is subject to finalizing the post-closing adjustment, which is not expected to be material, if any.

As required by SFAS No. 142, we test goodwill for impairment annually, on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and our decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, we determined that we should reevaluate the carrying value of our goodwill prior to the annual October 31st testing date.  Accordingly, we performed a step-one test of goodwill associated with our furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, we recorded a pre-tax charge to operations of $34,000,000 during the three months ended June 30, 2003 based on a comparison of the estimated book value of the net assets of the reporting unit to its fair value.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The amount recorded is an estimate and may be revised during the third quarter of fiscal 2003 upon completion of step two of the goodwill impairment model, which measures the amount of impairment.

Liquidity and Capital Resources

Our principal cash needs are for debt service, working capital, capital expenditures and possible strategic acquisitions, as well as to provide DeCrane Holdings with cash to finance its needs, which consists primarily of cash dividends on its preferred stock beginning in 2005.  Our principal sources of liquidity are expected to be cash flow from operations, potential capital market transactions and third party borrowings, principally under our senior credit facility.

Cash Flows during the Six Months Ended June 30, 2003

Net cash used by operating activities was $21.1 million for the six months ended June 30, 2003 and consisted of $5.3 million of cash used by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items and $21.0 million used for working capital, offset by a $5.1 million increase in other liabilities.  The following factors contributed to the $21.0 million working capital increase:

•                  a $12.7 million inventory increase principally related to long-term contracts;

•                  a $13.0 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; offset by,

•                  a $0.5 million decrease in prepaid expenses and other assets; and

•                  a $4.2 million decrease in accounts receivables.

We expect working capital increases, if any, to moderate during the remainder of 2003.

Net cash provided by investing activities was $130.2 million for the six months ended June 30, 2003 and consisted of:

•                          $132.8 million of net proceeds from the sale of the Specialty Avionics Group; offset by,

•                  $2.0 million used for capital expenditures; and

•                  $0.6 million used for the payment of contingent acquisition consideration.

We anticipate spending approximately $4.0 to $4.5 million for capital expenditures in 2003.  As of June 30, 2003, there are no remaining acquisition contingent consideration payment obligations.

Net cash used by financing activities was $121.2 million for the six months ended June 30, 2003.  Cash of $9.3 million was provided by revolving line of credit borrowings under our senior credit facility.  Cash of $130.5 million was used for principal payments on our senior term debt, capitalized lease obligations and other debt.

Capital Resources and Debt Obligations at June 30, 2003

At June 30, 2003, we had $50.2 million of working capital, compared to $55.4 million as of December 31, 2002, excluding assets and liabilities of the discontinued operations we sold in 2003.  At June 30, 2003, we also had $24.4 million of borrowings available under our revolving line of credit, as amended in March 2003 and described below, compared to $43.6 million available as of December 31, 2002.  Our revolving line of credit expires in September 2004.  We may not be able to replace it on commercially acceptable terms, or at all.  At June 30, 2003, our senior credit facility borrowings totaling $150.2 million are at variable interest rates based on defined margins over the current prime rate or LIBOR, compared to $270.2 million as of December 31, 2002.  We also had $100.0 million of 12% senior subordinated notes at June 30, 2003 and December 31, 2002 and other indebtedness totaling $9.7 million outstanding at June 30, 2003 compared to $10.8 million as of December 31, 2002.

The senior credit facility and senior subordinated notes indenture impose restrictive and financial covenants on us.  In the first quarter of fiscal 2003, terms and financial covenants contained in our senior credit facility were amended to, among other things, permit the sale of the Specialty Avionics Group which was consummated on May 23, 2003.  As required by the amendment, we repaid $130.0 million of senior credit facility borrowings with the proceeds from the sale.  See “—Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

Recent Developments Affecting Financial Condition and Liquidity

As more fully described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting our business.  In response, we have implemented a series of restructuring activities as described in “—Restructuring, Asset Impairment and Other Related Charges,” designed to reduce costs and conserve working capital.

During the fourth quarter of fiscal 2002, we further assessed our long-term business strategies in light of current aerospace industry conditions.  In addition, we subsequently determined that we would likely not be in compliance with our senior credit facility’s financial covenants in 2003.  We believe that when the aerospace industry recovers, the demand for our Cabin Management and Systems Integration groups’ products and services for business, VIP and head-of-state aircraft will return to historical levels and, accordingly, we decided to focus our resources in these market segments.  To accomplish this objective, we embarked on a plan to sell the Specialty Avionics Group, which is highly dependent on the commercial airline industry.

We consummated the sale of our Specialty Avionics Group on May 23, 2003 and, as required by the senior credit facility amendment, used $130.0 million of the proceeds from the sale to repay senior credit facility borrowings.  The senior credit facility amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10.0 million the maximum permitted revolving line of credit borrowings to $40.0 million, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20.0 million aggregate principal amount of our 12% senior subordinated notes with the proceeds from the sale of junior securities.  Junior securities means: (i) senior subordinated notes issued by us that are unsecured and do not provide for any scheduled redemptions or prepayments or any sinking fund installment payments or maturities prior to the termination of the senior credit facility, or other indebtedness subordinated in right of payment to our obligations under the senior credit facility, and whose material terms are satisfactory to the lenders; and (ii) equity securities issued by us.

We believe our expected operating cash flows, together with borrowings under our senior credit facility ($24.4 million of which was available as of June 30, 2003 the commitment for which expires in September 2004), will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets, some of which may be material.  Future acquisitions may require additional debt, equity financing or both.  We may not be able to obtain any additional financing on acceptable terms.  We are not currently party to any definitive acquisition agreements.

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known obligations to make future cash payments as of June 30, 2003, as well an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond
Long-term debt (a):
Senior credit facility	$150.2	$—	$89.8	$60.5	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations and other indebtedness	9.7	0.5	2.3	1.6	5.3
Total long-term debt	259.9	0.5	92.1	62.1	105.3

Operating lease obligations	14.6	1.0	3.2	3.9	6.5
Mandatorily redeemable preferred stock redemption obligation (b)	37.3	—	—	—	37.3
Total obligations at June 30, 2003	$311.8	$1.5	$95.3	$66.0	$149.1

(a)                      Excludes interest payments.  Interest on the 12% senior subordinated notes is payable semiannually.  The senior credit facility bears interest at a variable rate and therefore the amount of future interest payments are uncertain.

(b)                     Dividends accrue quarterly at the annual rate of 16% and are payable, at our option, either in cash or by the issuance of additional shares of preferred stock.  Since the issuance of the preferred stock in June 2000, we have elected to issue additional shares in lieu of cash dividend payments and may continue to do so until June 2005, after which time we are required to pay quarterly dividends in cash.  If we elect to continue issuing additional shares until June 2005, our mandatory redemption obligation on March 30, 2009, the mandatory redemption date, will be $54.8 million and our annual cash dividend payment obligation will be $8.8 million, payable quarterly, commencing September 2005.

Disclosure of Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future, subject to limitations contained in our senior credit agreement and the senior subordinated notes indenture.  The DeCrane Holdings preferred stock has a total redemption value of $66.7 million as of June 30, 2003 and the preferred stock is mandatorily redeemable on September 30, 2009.

During our normal course of business, we have entered into agreements containing indemnities pursuant to which we may be required to make payments in the future.  These indemnities are in connection with facility leases and liabilities for specified claims arising from investment banking services our financial advisors provide to us.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities provide no limitation on the maximum potential future payments we could be obligated to make and is not quantifiable.  We have not recorded any liability for these indemnities since no claims have been asserted to date.

In connection with the sale of the Specialty Avionics Group, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to some of these matters are limited in terms of duration with the maximum of potential future payments capped at $14.0 million and our indemnities with respect to specified environmental matters will expire not later than October 2010 and provides for a maximum liability of $5.0 million, while others will have no limitations.  In addition, the $140.0 million selling price is subject to a potential post-closing adjustment related to the amount of working capital at closing.

As of June 30, 2003, we also had an irrevocable standby letter of credit in the amount of $0.4 million issued and outstanding under our senior credit facility.

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  We will be required to reclassify our mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect quarterly dividend and redemption value accretion on its 16% preferred stock as a charge against pre-tax income in future periods.

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

Some of the more significant factors listed above are further described in our Annual Report on Form 10-K and should be read in conjunction with this report.  Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  At June 30, 2003, the current prime rate was 4.00% and the current LIBOR was 1.12%.  Based on $150.2 million of variable-rate debt outstanding as of June 30, 2003, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.12% for LIBOR borrowings, would reduce our pre-tax earnings by $1.5 million annually.

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

Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of June 30, 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $7.0 million, or 17.5%, to approximately $47.0 million at June 30, 2003 from $40.0 million at December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of the sale of our Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and we have subsidiaries with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars.

ITEM 4.                                         CONTROLS AND PROCEDURES

The management of DeCrane Aircraft Holdings, Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or l5d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or l5d-I5 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

As part of its investigation of the crash of Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) initially notified us that it recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of our subsidiaries.  Our subsidiary has worked vigorously over the last five years with the CTSB investigators in the fact-finding investigation of this catastrophic incident.  On March 27, 2003, the CTSB released its final report on its investigation.  This report indicated that the CTSB was unable to conclusively determine the cause of the fire which led to the crash of the aircraft.

We were a defendant in most, but not all, of the actions brought by the estates of the 229 victims of the crash.  The actions, which sought damages and costs in unstated amounts, claimed negligence, strict liability, and breach of warranty.  Virtually all of the cases have been settled by Boeing and Swissair’s insurers and both assignment of the claims against, and releases in favor, of us have been obtained by the Boeing and Swissair insurers.

Boeing and Swissair have made a claim (but have not commenced litigation) against us to contribute to the amounts paid to settle the cases.  As there is no litigation pending, no discovery has been taken by either side as to liability for the crash.  We believe that our subsidiary is not responsible for the crash and, in any event, we maintain insurance for such matters.  We further believe that any loss we may sustain upon the ultimate resolution of this matter, if any, will not exceed the amount of insurance coverage maintained.  Accordingly, no accrual for loss has been recorded in our financial statements.

We are also involved in other routine legal and administrative proceedings incident to the normal conduct of business.  We believe the ultimate disposition of all such matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.             Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*              Filed herewith

b.                          Reports on Form 8-K

On March 17, 2003, we filed a Form 8-K Current Report regarding DeCrane Aircraft entering into a definitive agreement to sell its Specialty Avionics Group.  The text of the press release is contained in the filing.

On May 23, 2003, we filed a Form 8-K Current Report regarding DeCrane Aircraft consummating the sale of its Specialty Avionics Group.

On June 23, 2003, we filed a Form 8-K Current Report regarding DeCrane Aircraft filing a Registration Statement on Form S-1 for its 12% Series B Senior Subordinated Notes due 2008 in order to register market-making sales to be made by Credit Suisse First Boston LLC.  The registration statement contains revised audited financial statements for DeCrane Aircraft that reflect the sale of the Specialty Avionics Group on May 23, 2003 and includes a revised, unqualified report of our independent accountants.  As previously disclosed, our senior credit facility required us to file such revised financial statements and independent accountants’ report by June 23, 2003 to avoid a default thereunder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

August 14, 2003	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director