Form 10-Q
period 2003-09-30
DECRANE AIRCRAFT HOLDINGS INC
filed 2003-11-06
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of November 3, 2003 was 100 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002

Consolidated Statements of Stockholder’s Equity (Deficit) for the nine months ended September 30, 2003

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Industry Overview and Trends

Results of Operations

Performance Measures

Three months ended September 30, 2003

Nine months ended September 30, 2003

Restructuring, Asset Impairment and Other Related Charges

Goodwill Impairment Charges

Liquidity and Capital Resources

Disclosure of Contractual Obligations and Commitments

Disclosure About Off-Balance Sheet Commitments and Indemnities

Recent Accounting Pronouncements

Special Note Regarding Forward Looking Statements and Risk Factors

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,725	$12,421
Accounts receivable, net	23,983	26,354
Inventories	64,443	59,300
Deferred income taxes	180	16,430
Prepaid expenses and other current assets	1,396	1,724
Current assets of discontinued operations	—	160,741
Total current assets	92,727	276,970

Property and equipment, net	34,327	36,139
Goodwill	162,430	196,430
Other assets, principally intangibles, net	35,729	39,428
Total assets	$325,213	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$36,162	$16,317
Accounts payable	13,257	13,055
Accrued liabilities	16,428	31,494
Income taxes payable	23	—
Current liabilities of discontinued operations	—	19,928
Total current liabilities	65,870	80,794

Long-term debt, less current portion	231,420	364,700
Deferred income taxes	400	27,077
Other long-term liabilities	10,027	7,364

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock	39,053	34,081

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	116,240	121,212
Notes receivable for shares sold	(2,702)	(2,591)
Accumulated deficit	(134,731)	(83,309)
Accumulated other comprehensive loss	(364)	(361)
Total stockholder’s equity (deficit)	(21,557)	34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$325,213	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Revenues	$44,273	$56,211	$130,286	$178,323
Cost of sales	35,052	38,255	111,338	130,467

Gross profit	9,221	17,956	18,948	47,856

Operating expenses:
Selling, general and administrative expenses	4,229	9,207	18,706	33,454
Impairment of goodwill	—	—	34,000	—
Amortization of intangible assets	912	910	2,738	2,627
Total operating expenses	5,141	10,117	55,444	36,081

Income (loss) from operations	4,080	7,839	(36,496)	11,775

Other expenses:
Interest expense	6,546	6,459	18,883	18,541
Other expenses, net	134	37	880	236

Income (loss) from continuing operations before provision for income taxes	(2,600)	1,343	(56,259)	(7,002)
Provision for income (taxes) benefit	(143)	(338)	10,487	2,853

Income (loss) from continuing operations	(2,743)	1,005	(45,772)	(4,149)

Discontinued operations and change in accounting principle:
Income (loss) from discontinued operations, net of tax	—	1,525	(5,650)	(34,177)
Cumulative effect of change in accounting principle	—	—	—	(17,828)

Net income (loss)	(2,743)	2,530	(51,422)	(56,154)

Accrued preferred stock dividends	(1,601)	(1,369)	(4,621)	(3,950)
Preferred stock redemption value accretion	(117)	(117)	(351)	(351)

Net income (loss) applicable to common stockholder	$(4,461)	$1,044	$(56,394)	$(60,455)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity (Deficit)

(In thousands, except share data)			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount

Balance, December 31, 2002	100	$—	$121,212	$(2,591)	$(83,309)	$(361)	$34,951

Comprehensive income (loss):
Net loss	—	—	—	—	(51,422)	—	(51,422)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							(51,425)

Accrued preferred stock dividends	—	—	(4,621)	—	—	—	(4,621)

Preferred stock redemption value accretion	—	—	(351)	—	—	—	(351)

Notes receivable interest accrued	—	—	—	(111)	—	—	(111)

Balance, September 30, 2003 (Unaudited)	100	$—	$116,240	$(2,702)	$(134,731)	$(364)	$(21,557)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2003	2002
	(Unaudited)

Cash flows from operating activities:
Net loss	$(51,422)	$(56,154)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,650	34,177
Cumulative effect of change in accounting principle	—	17,828
Depreciation and amortization	9,401	10,116
Noncash portion of restructuring, asset impairment and other related charges	43,926	7,396
Deferred income taxes	(11,654)	(47)
Other, net	228	170
Changes in assets and liabilities:
Accounts receivable	950	14,455
Inventories	(14,023)	(1,682)
Prepaid expenses and other assets	(734)	(710)
Accounts payable	1,159	125
Accrued liabilities	(14,902)	(18,452)
Income taxes payable	276	431
Other long-term liabilities	3,620	190
Net cash provided by (used for) operating activities	(27,525)	7,843

Cash flows from investing activities:
Net cash proceeds from sale of Specialty Avionics Group	132,800	—
Capital expenditures	(3,090)	(3,045)
Cash paid for acquisition contingent consideration	(600)	(5,890)
Net cash provided by (used for) investing activities	129,110	(8,935)

Cash flows from financing activities:
Principal payments on term debt, capitalized leases and other debt	(130,875)	(9,907)
Net borrowings under senior revolving credit facility	17,400	9,000
Capital contribution	—	5,000
Other long-term borrowings	—	1,145
Deferred financing costs	—	(1,663)
Other, net	—	(368)
Net cash provided by (used for) financing activities	(113,475)	3,207

Net cash provided by discontinued operations	2,194	12,960

Net increase (decrease) in cash and cash equivalents	(9,696)	15,075
Cash and cash equivalents at beginning of period	12,421	9,478
Cash and cash equivalents at end of period	$2,725	$24,553

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

As the Company originally described in its Form 10-K for the year ended December 31, 2002, its failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, the Company’s independent accountants qualified their report on its audited financial statements for the year ended December 31, 2002 with respect to its ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings on May 23, 2003 alleviated the independent accountants’ doubt about the Company’s ability to continue as a going concern.  As a result, the Company’s independent accountants issued a revised, unqualified report on its financial statements, which the Company included in Amendment No. 1 to its Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Net income (loss), as reported	$(2,743)	$2,530	$(51,422)	$(56,154)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(94)	(94)	(282)	(282)
Pro forma net income (loss)	$(2,837)	$2,436	$(51,704)	$(56,436)

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  The Company will be required to reclassify its 16% mandatorily redeemable preferred stock as a liability commencing January 1, 2004 and reflect quarterly dividend and redemption value accretion as a charge against pre-tax income in future periods.

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

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC, for $140,000,000 in cash.  The sale was consummated on May 23, 2003.  The selling price is subject to a post-closing adjustment related to the amount of working capital at closing.  The post-closing adjustment is currently the subject of arbitration between the parties in which the buyer is asserting a claim for an approximate $3,200,000 purchase price reduction.  Proceeds of $130,000,000 from the sale were used to repay senior credit facility borrowings (Note 8).  The sale of the Specialty Avionics Group is not expected to affect the operations of the remaining operating groups.

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

The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

(In thousands)	December 31, 2002

Assets:
Current assets	$41,614
Property and equipment, net	15,744
Other assets, principally intangibles, net	103,383
Total assets	160,741

Liabilities:
Current liabilities	8,288
Long-term liabilities	11,640
Total liabilities	19,928

Net assets of the Specialty Avionics Group	$140,813

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003 (1)	2002
	(Unaudited)

Results of Operations:
Revenues	$—	$23,410	$36,595	$73,793

Operating expenses:
Costs and expenses	—	17,988	30,128	56,762
Impairment of goodwill	—	—	7,500	—
Amortization of intangible assets	—	557	878	1,671
Total operating expenses	—	18,545	38,506	58,433

Income (loss) from operations	—	4,865	(1,911)	15,360

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	—	2,028	2,952	5,702
Debt obligations assumed by the buyer	—	198	270	600
Other expenses, net	—	156	153	342

Pre-tax income (loss)	—	2,483	(5,286)	8,716
Provision for income taxes	—	958	1,053	3,571

Income (loss) before change in accounting principle	—	1,525	(6,339)	5,145
Cumulative effect of change in accounting principle	—	—	—	(39,322)

Income (loss) from operations	—	1,525	(6,339)	(34,177)
Gain on sale, net of tax	—	—	689	—

Net income (loss) from discontinued operations	$—	$1,525	$(5,650)	$(34,177)

(1)                      Reflects the results of operations through May 23, 2003, the date of sale.

	Nine Months Ended September 30,
(In thousands)	2003 (1)	2002
	(Unaudited)

Cash Flows Provided By (Used For):
Operating activities	$3,760	$14,241
Investing activities	(902)	(759)
Financing activities	(649)	(747)
Net (increase) decrease in cash and cash equivalents	(13)	190
Effect of foreign currency translation on cash	(2)	35
Net cash provided by discontinued operations	$2,194	$12,960

(1)                      Reflects cash flows through May 23, 2003, the date of sale.

Note 3.          Restructuring, Asset Impairment and Other Related Charges

During the three months and nine months ended September 30, 2003 and 2002, the Company recorded restructuring, asset impairment and other related charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Nature of charges:
Seating Product Line and Furniture Manufacturing Facilities Restructuring	$—	$—	$13,394	$—
Seat Manufacturing Facilities Restructuring	—	—	—	6,294
Asset Realignment Restructuring	—	1,486	—	6,901
Goodwill impairment charges	—	—	41,500	—
Total pre-tax charges	$—	$—	$54,894	$13,195

Business segment recording the charges:
Cabin Management	$—	$1,486	$47,394	$13,195
Systems Integration	—	—	—	—
Total continuing operations	—	1,486	47,394	13,195
Discontinued operations (Specialty Avionics)	—	—	7,500	—
Total pre-tax charges	$—	$1,486	$54,894	$13,195

Charged to operations:
Cost of sales	$—	$670	$12,835	$6,616
Selling, general and administrative expenses	—	816	559	6,579
Impairment of goodwill	—	—	34,000	—
Discontinued operations (Specialty Avionics)	—	—	7,500	—
Total pre-tax charges	$—	$1,486	$54,894	$13,195

Components of charges:
Continuing operations:
Noncash charges	$—	$1,486	$43,926	$7,396
Cash charges	—	—	3,468	5,799
Total continuing operations pre-tax charges	—	1,486	47,394	13,195
Discontinued operations (noncash charges)	—	—	7,500	—
Total pre-tax charges	$—	$1,486	$54,894	$13,195

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

•                  Severance and Other Compensation Costs.  The Company reduced its total workforce at the down-sized facility by 49 employees, or 37%, from December 31, 2002 levels.

The components of the restructuring, asset impairment and other related charges are as follows:

(In thousands)				Balance at September 30, 2003
	Total Charges	Amounts Incurred
		Noncash	Cash
	(Unaudited)
Product development costs related to curtailed programs	$6,262	$(6,262)	$—	$—
Lease termination and other related charges (1)	3,876	(591)	(322)	2,963
Excess and obsolete inventory write-downs	3,073	(3,073)	—	—
Severance and other compensation costs	183	—	(183)	—
Total	$13,394	$(9,926)	$(505)	$2,963

(1)                      As required by SFAS No. 146, the charges recorded were discounted by $560,000 to initially measure and reflect the liabilities incurred as a result of the restructuring plan at their fair value as of June 30, 2003.  Subsequent to September 30, 2003, the Company entered into an agreement with lessor to terminate the Company’s remaining lease obligation on the facilities permanently vacated.  As required by SFAS No. 146, the cumulative effect of a changes resulting from revisions to either the timing or the amount of estimated cash flows will be recognized as an adjustment to the liability in the period of the change.

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

The components of the amounts incurred were as follows:

	Charges Recorded During the Year Ended December 31, 2002
(In thousands)	2nd Quarter	3rd Quarter	Total
	(Unaudited)

Impairment of long-lived assets	$1,756	$801	$2,557
Excess inventory write-downs	580	685	1,265
Other restructuring-related expenses	3,079	—	3,079
Total pre-tax charges	$5,415	$1,486	$6,901

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

Note 4.          Inventories

Inventories are comprised of the following as of September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$31,311	$28,911
Work-in-process:
Direct and indirect manufacturing costs	9,289	6,843
Program costs, principally engineering	14,289	14,769
Finished goods	1,376	4,773
Costs and estimated earnings in excess of billings on uncompleted contracts	8,178	4,004
Total inventories	$64,443	$59,300

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

Total costs and estimated earnings on all uncompleted contracts as of September 30, 2003 and December 31, 2002 are comprised of the following:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$69,495	$49,572
Estimated earnings recognized	76,727	63,699
Total costs and estimated earnings	146,222	113,271
Less billings to date	(138,103)	(109,880)
Net	$8,119	$3,391

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$8,178	$4,004
Liability – Billings in excess of costs and estimated earnings (Note 7)	(59)	(613)
Net	$8,119	$3,391

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

Changes in the carrying amount of goodwill, by business segment (Note 12), for the nine months ended September 30, 2003 are as follows:

	Continuing Operations				Discontinued
(In thousands)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2002	$173,934	$20,782	$1,714	$196,430	$80,722
Impairment charges	(34,000)	—	—	(34,000)	(7,500)
Sale of Specialty Avionics Group	—	—	—	—	(73,222)
Balance, September 30, 2003 (unaudited)	$139,934	$20,782	$1,714	$162,430	$—

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

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the Company’s decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, the Company determined that it should reevaluate the carrying value of its goodwill prior to the annual October 31st testing date.  Accordingly, the Company performed a step-one test of goodwill associated with its furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, the Company recorded a pre-tax charge to operations of $34,000,000 during the three months ended June 30, 2003 based on a comparison of the estimated book value of the net assets of the reporting unit to its fair value.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The amount recorded is an estimate and may be revised during fiscal 2003 upon completion of step two of the goodwill impairment model, which measures the amount of impairment.

Note 6.          Other Assets

Other assets are comprised of the following as of September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Identifiable intangible assets with finite useful lives	$26,367	$29,105
Deferred financing costs	7,117	9,168
Other non-amortizable assets	2,245	1,155
Total other assets	$35,729	$39,428

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of September 30, 2003 and December 31, 2002:

	September 30, 2003 (Unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(5,853)	$16,419	$22,272	$(4,738)	$17,534
Customer contracts	8,390	(5,595)	2,795	8,390	(4,695)	3,695
Engineering drawings	7,645	(2,159)	5,486	7,645	(1,776)	5,869
Other identifiable intangibles	2,955	(1,288)	1,667	2,955	(948)	2,007
Total identifiable intangibles	$41,262	$(14,895)	$26,367	$41,262	$(12,157)	$29,105

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2007 is as follows: 2003 – $3,644,000; 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; and 2007 – $2,175,000.

Note 7.          Accrued Liabilities

Accrued liabilities are comprised of the following as of September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$7,297	$9,212
Customer advances and deposits	1,772	4,662
Accrued interest	2,397	7,465
Billings in excess of costs and estimated earnings on uncompleted contracts	59	613
Acquisition related contingent consideration	—	600
Other accrued liabilities	4,903	8,942
Total accrued liabilities	$16,428	$31,494

Note 8.          Long-Term Debt

Long-term debt includes the following amounts as of September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)

Senior credit facility:
Term loans	$134,925	$264,200
Revolving line of credit	23,400	6,000
12% senior subordinated notes	100,000	100,000
Capital lease obligations and term debt financing, secured by property and equipment	9,257	10,331
Other indebtedness	—	486
Total long-term debt	267,582	381,017
Less current portion	(36,162)	(16,317)
Long-term debt, less current portion	$231,420	$364,700

During 2003, the Company amended its senior credit facility to permit the sale of its Specialty Avionics Group.  Upon consummation of the sale on May 23, 2003, the Company repaid $130,000,000 of senior credit borrowings with the estimated net proceeds from the sale.  The Company may be required to repay additional borrowings upon final determination of the net proceeds from the sale (Note 2).

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

As of September 30, 2003, the Company reclassified its revolving line of credit borrowings under the senior credit facility to current.  The revolving line of credit commitment expires on September 30, 2004.

Note 9.          Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Pre-tax income (loss) reported by:
Continuing operations	$(2,600)	$1,343	$(56,259)	$(7,002)
Discontinued operations	—	2,483	(5,286)	8,716
Consolidated pre-tax income (loss)	$(2,600)	$3,826	$(61,545)	$1,714

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(1,188)	$1,296	$(23,821)	$718
Net deferred tax asset valuation allowance	1,331	—	14,387	—
Net income tax benefit	$143	$1,296	$(9,434)	$718

Allocation of total provision for income taxes (benefit):
Continuing operations	$143	$338	$(10,487)	$(2,853)
Discontinued operations	—	958	1,053	3,571
Net provision for income tax benefit	$143	$1,296	$(9,434)	$718

For the three months and nine months ended September 30, 2003 and 2002, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

As of June 30, 2003, the Company had net deferred tax assets of $12,841,000, prior to recording a valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34,000,000 goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, the Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of the Company’s evaluation, it determined that recovery was not likely in certain taxing jurisdictions and applied its judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, the Company recorded the $13,056,000 valuation allowance, eliminating the net deferred asset, as of June 30, 2003.  Based upon the results of operations for the three months ended September 30, 2003, the Company determined that and additional $1,331,000 valuation allowance was required as of September 30, 2003.

For periods prior to June 30, 2003, the Company had net deferred tax liabilities ($9,002,000 as of March 31, 2003 and $10,647,000 as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)

Gross deferred tax assets:
Loss carryforwards	$16,759	$12,173
Accrued liabilities	7,081	6,797
Inventory	3,389	4,252
Other	848	832
Gross deferred tax assets	28,077	24,054

Gross deferred tax (liabilities):
Intangible assets	(9,965)	(31,267)
Program costs	(3,707)	(6,168)
Property and equipment	(238)	(3,119)
Other	—	(56)
Gross deferred tax (liabilities)	(13,910)	(40,610)

Net deferred assets (liabilities) before valuation allowance	14,167	(16,556)
Net deferred tax asset valuation allowance	(14,387)	—
Net deferred tax liability	$(220)	$(16,556)

Balance sheet classification:
Continuing operations:
Current deferred tax asset	$180	$16,430
Noncurrent deferred tax (liability)	(400)	(27,077)
Net continuing operations	(220)	(10,647)

Discontinued operations:
Current deferred tax asset	—	6,201
Noncurrent deferred tax (liability)	—	(12,110)
Net discontinued operations	—	(5,909)
Net deferred tax (liability)	$(220)	$(16,556)

Note 10.   Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the nine months ended September 30, 2003.

(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Balance, December 31, 2002	370,061	$37,006	$(2,925)	$34,081
Accrued dividends and redemption value accretion	46,207	4,621	351	4,972
Balance, September 30, 2003 (Unaudited)	416,268	$41,627	$(2,574)	$39,053

Per share liquidation value as of September 30, 2003 (Unaudited)		$100.00

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum.  Prior to June 30, 2005, the Company may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock.  Since the preferred stock issuance date on June 30, 2000, the Company has elected to issue additional shares in lieu of cash dividend payments.  The preferred stock is mandatorily redeemable in cash on March 31, 2009.

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

The Company was a defendant in most, but not all, of the actions brought by the estates of the 229 victims of the crash.  The actions, which sought damages and costs in unstated amounts, claimed negligence, strict liability, and breach of warranty.  Virtually all of the cases have been settled by Boeing and Swissair’s insurers and both assignment of the claims against, and releases in favor, of the Company have been obtained by the Boeing and Swissair insurers.

On September 22, 2003, the Company and its insurers entered into an agreement with Boeing, Swissair and each of their respective insurers, in which the Company received a release from those parties and an indemnification by Boeing and Swissair’s insurers against claims asserted on behalf of passengers for compensatory damage and by others for contribution and/or indemnity claims.  Company management believes the agreement adequately protects the Company from all existing litigation pending against the Company arising from this catastrophic incident.  Punitive damages are not subject to the indemnity; however, while some of the passenger actions originally asserted punitive damages, by virtue of a court order, claims for punitive damages may not be prosecuted.  The aforementioned agreement did not result in the Company incurring a loss and, accordingly, no charge to operations was required.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared, and the preferred stock is mandatorily redeemable on September 30, 2009.  The DeCrane Holdings preferred stock has a total redemption value of $68,987,000 as of September 30, 2003, including accumulated dividends.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Revenues:
Cabin Management	$29,655	$41,197	$89,910	$135,296
Systems Integration	13,807	15,252	40,657	43,552
Inter-group elimination (1)	811	(238)	(281)	(525)
Consolidated totals	$44,273	$56,211	$130,286	$178,323

Adjusted EBITDA (as defined):
Cabin Management	$3,909	$8,995	$12,769	$25,498
Systems Integration	3,698	4,798	10,035	13,190
Corporate (2)	(1,133)	(1,360)	(4,640)	(4,547)
Inter-group elimination (3)	(1)	11	111	11
Consolidated totals (4)	$6,473	$12,444	$18,275	$34,152

(In thousands)	September 30, 2003	December 31, 2002
	(Unaudited)

Total assets (as of period end):
Cabin Management	$241,990	$281,655
Systems Integration	68,186	62,437
Corporate (5)	15,042	44,247
Inter-group elimination (6)	(5)	(113)
Continuing operations	325,213	388,226
Discontinued operations (Specialty Avionics)	—	160,741
Consolidated totals	$325,213	$548,967

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)                      The table below reconciles the financial measure Adjusted EBITDA, as defined, to net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Consolidated Adjusted EBITDA (as defined)	$6,473	$12,444	$18,275	$34,152
Restructuring, asset impairment and other related charges	—	(1,486)	(47,394)	(13,195)
Depreciation and amortization of long-lived assets (a)	(2,383)	(2,672)	(7,350)	(8,119)
Acquisition related charges not capitalized	(10)	(447)	(27)	(925)
Other noncash charges	—	—	—	(138)
Interest expense	(6,546)	(6,459)	(18,883)	(18,541)
Other expenses, net	(134)	(37)	(880)	(236)
Provision for income (taxes) benefit	(143)	(338)	10,487	2,853
Income (loss) from discontinued operations	—	1,525	(5,650)	(34,177)
Cumulative effect of change in accounting principle	—	—	—	(17,828)
Net income (loss)	$(2,743)	$2,530	$(51,422)	$(56,154)

(a)          Reflects depreciation and amortization of long-lived assets and amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)

Depreciation and amortization of long-lived assets	$2,383	$2,672	$7,350	$8,119
Amortization of deferred financing costs	676	701	2,051	1,997
Consolidated depreciation and amortization	$3,059	$3,373	$9,401	$10,116

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

(3)                      Elimination of equity in earnings of subsidiaries.

Balance Sheets

	September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$2,533	$192	$—	$—		$2,725
Accounts receivable, net	—	23,983	—	—		23,983
Inventories	—	64,443	—	—		64,443
Other current assets	682	894	—	—		1,576
Total current assets	3,215	89,512	—	—		92,727

Property and equipment, net	1,962	32,365	—	—		34,327
Other assets, principally goodwill and intangibles, net	9,865	188,294	—	—		198,159
Investments in subsidiaries	91,102	—	—	(91,102	)(1)	—
Intercompany receivables	257,538	75,109	—	(332,647	)(2)	—
Total assets	$363,682	$385,280	$—	$(423,749)		$325,213

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$34,991	$1,171	$—	$—		$36,162
Other current liabilities	6,255	23,453	—	—		29,708
Total current liabilities	41,246	24,624	—	—		65,870

Long-term debt, less current portion	223,421	7,999	—	—		231,420
Intercompany payables	75,109	257,538	—	(332,647	)(2)	—
Other long-term liabilities	6,046	4,381	—	—		10,427

Mandatorily redeemable preferred stock	39,053	—	—	—		39,053

Stockholder’s equity (deficit):
Paid-in capital	113,538	151,492	—	(151,492	)(1)	113,538
Accumulated deficit	(134,731)	(60,390)	—	60,390	(1)	(134,731)
Accumulated other comprehensive loss	—	(364)	—	—		(364)
Total stockholder’s equity (deficit)	(21,193)	90,738	—	(91,102)		(21,557)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$363,682	$385,280	$—	$(423,749)		$325,213

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally goodwill and intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	348,559	—	—	(348,559	)(1)	—
Intercompany receivables	276,121	172,389	5,740	(454,250	)(2)	—
Total assets	$668,927	$682,875	$10,937	$(813,772)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	276,008	—	(454,250	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Mandatorily redeemable preferred stock	34,081	—	—	—		34,081

Stockholder’s equity:
Paid-in capital	118,621	337,592	15,440	(353,032	)(1)	118,621
Retained earnings (deficit)	(83,309)	10,967	(4,477)	(6,490	)(1)	(83,309)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholder’s equity	35,312	348,198	10,963	(359,522)		34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$668,927	$682,875	$10,937	$(813,772)		$548,967

Statements of Operations

	Nine Months Ended September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$130,286	$—	$—		$130,286
Cost of sales	—	111,338	—	—		111,338
Gross profit	—	18,948	—	—		18,948

Selling, general and administrative expenses	5,217	13,489	—	—		18,706
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	2,738	—	—		2,738
Interest expense	18,535	348	—	—		18,883
Intercompany charges	(18,265)	18,265	—	—		—
Equity in loss of subsidiaries	36,449	218	—	(36,667	)(3)	—
Other expenses, net	33	847	—	—		880
Provision for income taxes (benefit)	9,453	(19,940)	—	—		(10,487)
Loss from discontinued operations	—	5,432	218	—		5,650

Net loss	$(51,422)	$(36,449)	$(218)	$36,667		$(51,422)

	Nine Months Ended September 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$178,323	$—	$—		$178,323
Cost of sales	—	130,467	—	—		130,467

Gross profit	—	47,856	—	—		47,856

Selling, general and administrative expenses	8,339	25,115	—	—		33,454
Amortization of intangible assets	—	2,627	—	—		2,627
Interest expense	18,390	151	—	—		18,541
Intercompany charges	(17,790)	17,790	—	—		—
Equity in loss of subsidiaries	50,395	9,358	—	(59,753	)(3)	—
Other expenses (income), net	251	(15)	—	—		236
Provision for income taxes (benefit)	(4,915)	2,062	—	—		(2,853)
Loss from discontinued operations	—	24,819	9,358	—		34,177
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(56,154)	$(50,395)	$(9,358)	$59,753		$(56,154)

Statements of Cash Flows

	Nine Months Ended September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(51,422)	$(36,449)	$(218)	$36,667	(3)	$(51,422)
Loss from discontinued operations	—	5,432	218	—		5,650
Noncash adjustments:
Equity in loss of subsidiaries	36,449	218	—	(36,667	)(3)	—
Other noncash adjustments	(9,168)	51,069	—	—		41,901
Changes in working capital	(5,350)	(18,304)	—	—		(23,654)
Net cash provided by (used for) operating activities	(29,491)	1,966	—	—		(27,525)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	132,800	—	—	—		132,800
Capital expenditures	(26)	(3,064)	—	—		(3,090)
Cash paid for acquisitions	(600)	—	—	—		(600)
Net cash provided by (used for) investing activities	132,174	(3,064)	—	—		129,110

Cash flows from financing activities:
Principal payments on long-term debt, leases and other debt	(129,893)	(982)	—	—		(130,875)
Net senior revolving credit facility borrowings	17,400	—	—	—		17,400
Net cash used for financing activities	(112,493)	(982)	—	—		(113,475)
Net cash provided by discontinued operations	—	2,194	—	—		2,194
Net increase (decrease) in cash and equivalents	(9,810)	114	—	—		(9,696)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421
Cash and equivalents at end of period	$2,533	$192	$—	$—		$2,725

	Nine Months Ended September 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(56,154)	$(50,395)	$(9,358)	$59,753	(3)	$(56,154)
Loss from discontinued operations	—	24,819	9,358	—		34,177
Noncash adjustments:
Equity in loss of subsidiaries	50,395	9,358	—	(59,753	)(3)	—
Other noncash adjustments	4,188	31,275	—	—		35,463
Changes in working capital	18,788	(24,431)	—	—		(5,643)
Net cash provided by (used for) operating activities	17,217	(9,374)	—	—		7,843

Cash flows from investing activities:
Cash paid for acquisitions	(5,890)	—	—	—		(5,890)
Capital expenditures	(46)	(2,999)	—	—		(3,045)
Net cash used for investing activities	(5,936)	(2,999)	—	—		(8,935)

Cash flows from financing activities:
Net senior revolving credit facility borrowings	9,000	—	—	—		9,000
Capital contribution	5,000	—	—	—		5,000
Other long-term borrowings	—	1,145	—	—		1,145
Principal payments on long-term debt and leases	(8,460)	(1,447)	—	—		(9,907)
Deferred financing costs	(1,663)	—	—	—		(1,663)
Other, net	(368)	—	—	—		(368)
Net cash provided by (used for) financing activities	3,509	(302)	—	—		3,207
Net cash provided by discontinued operations	—	12,960	—	—		12,960
Net increase in cash and equivalents	14,790	285	—	—		15,075
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478
Cash and equivalents at end of period	$24,431	$122	$—	$—		$24,553

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

The business, VIP and head-of-state aircraft portion of our business experienced weakness during 2002 and will continue to experience weakness throughout 2003 as evidenced by various manufacturers’ announced plans to temporarily suspend production at various times throughout the year in response to the weak demand for new aircraft.  However, we believe business, VIP and head-of-state aircraft deliveries may experience a modest recovery in 2004 and continuing strengthening thereafter.  The commercial aircraft portion of our business, which subsequent to the sale of the Specialty Avionics Group accounts for less than 5% of consolidated revenues, also experienced significant weakness in 2002 and the first half of 2003 and we believe this condition will continue through 2003 and into 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions that we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

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

Revenues.  Revenues decreased $11.9 million, or 21.2%, to $44.3 million for the three months ended September 30, 2003 from $56.2 million for the three months ended September 30, 2002.  By segment, revenues changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(11.5)	(28.0)%
Systems Integration	(1.4)	(9.5)
Inter-group elimination	1.0
Total	$(11.9)

Cabin Management.  Revenues decreased by $11.5 million, or 28.0% compared to the prior year.  The decrease, which is across substantially all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•                  a $12.0 million decrease in aircraft furniture and related products revenues; and

•                  a $0.7 million decrease in cabin management and entertainment systems revenues; offset by,

•                  a $0.5 million increase in seating products revenues; and,

•                  a $0.7 million increase in other product and services revenues.

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

Revenues from Textron and Bombardier, our principal customers, decreased $7.3 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $1.4 million, or 9.5% compared to the prior year, due to:

•                  a $1.8 million decrease resulting from reduced production and delivery of business, VIP, head-of-state aircraft products and services due to the weak global economic conditions; offset by,

•                  a $0.4 million increase in the commercial aircraft systems integration engineering services.

Gross profit.  Gross profit decreased $8.8 million to $9.2 million for the three months ended September 30, 2003 from $18.0 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(7.0)	(58.0)%
Systems Integration	(1.8)	(29.8)
Total	$(8.8)

Cabin Management.  Gross profit decreased by $7.0 million, or 58.0% compared to the prior year, primarily due to:

•                  a $7.6 million decrease in profit margins due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products; and

•                  a $0.4 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; offset by

•                  a $0.7 million increase caused by restructuring charges incurred in 2002 related to our restructuring activities; and

•                  a $0.3 million increase in revenues for other products and services.

Systems Integration.  Gross profit decreased by $1.8 million, or 29.8% compared to the prior year, primarily as a result of unfavorable overhead absorption caused by lower production volume and a change in product delivery mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.0 million, or 54.1%, to $4.2 million for the three months ended September 30, 2003, from $9.2 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(3.5)	(60.7)%
Systems Integration	(0.8)	(53.5)
Corporate	(0.7)
Total	$(5.0)

Cabin Management.  SG&A expenses decreased by $3.5 million, or 60.7% compared to the prior year, due to:

•                  a $2.7 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions; and

•                  $0.8 million of charges related to our restructuring activities in 2002.

Systems Integration.  SG&A expenses decreased by $0.8 million, or 53.5% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.3 million to $2.4 million for the three months ended September 30, 2003 from $2.7 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002.

Adjusted EBITDA.  As described above in “—Performance Measures—Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA decreased by $5.1 million, or 56.5%, to $3.9 million for the three months ended September 30, 2003 compared to $9.0 million for the same period last year primarily due to:

•                  a $4.5 million decrease in gross profit related to lower volume in our business/VIP aircraft furniture and seating operations;

•                  a $0.5 million decrease in gross profit related to lower volume in our cabin management and entertainment systems; and

•                  a $0.1 million decrease in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA decreased by $1.1 million, or 22.9%, to $3.7 million for the three months ended September 30, 2003 compared to $4.8 million for the same period last year due to unfavorable overhead absorption caused by lower production volume.

Operating income.  Operating income decreased $3.8 million to $4.0 million for the three months ended September 30, 2003, from income of $7.8 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(3.5)	(59.7)%
Systems Integration	(1.0)	(24.9)
Corporate	0.7
Total	$(3.8)

Cabin Management.  Operating income decreased by $3.5 million, or 59.7% compared to the prior year, due to:

•                  a $5.0 million decrease in gross profit, principally related to lower revenues in our business, VIP and head-of-state aircraft furniture and seating operations; offset by

•                  a $1.5 million increase resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations.

Systems Integration. Operating income decreased by $1.0 million, or 24.9% compared to the prior year, due to lower production volume and change in product delivery mix.

Interest expense.  Interest expense increased $0.1 million, or 1.4%, to $6.5 million for the three months ended September 30, 2003.  The increase is attributable to a 1.5% increase in interest rate margins charged by our lenders pursuant to the March 28, 2003 senior bank credit facility amendment, partially offset by lower principal balances outstanding.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Three Months Ended September 30,
(In millions)	2003	2002

Income taxes (benefit) based on reported pre-tax income (loss)	$(1.2)	$0.3
Net deferred tax asset valuation allowance	1.3	—
Net provision for income taxes	$0.1	$0.3

The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

As of June 30, 2003, we had net deferred tax assets of $12.8 million, prior to recording a valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, we recorded a $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.  Based upon the results of operations for the three months ended September 30, 2003, we determined that and additional $1.3 million valuation allowance was required as of September 30, 2003.

For periods prior to June 30, 2003, we had net deferred tax liabilities ($9.0 million as of March 31, 2003 and $10.6 million as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Income (loss) from continuing operations.  Income from continuing operations decreased $3.7 million to a loss of $2.7 million for the three months ended September 30, 2003 compared to income of $1.0 million for the same period last year, primarily due to:

•                  a $3.8 million decrease in operating income; and

•                  a $0.1 million increase in interest and other expenses (net); offset by

•                  a $0.2 million decrease in the provision for income taxes.

Income from discontinued operations.  Income from discontinued operations was $1.5 million for the three months ended September 30, 2002 and reflects the results of operations of our Specialty Avionics Group which was sold on May 23, 2003.

Net income (loss).  Net income decreased $5.2 million to a net loss of $2.7 million for the three months ended September 30, 2003 compared to net income of $2.5 million for the same period last year.  The increase is attributable to an increase in the loss from continuing operations of $3.7 million and a decrease in the income from discontinued operations of $1.5 million.

Net income (loss) applicable to common stockholder.  Net income applicable to DeCrane Holdings, our common stockholder, decreased $5.5 million to a net loss of $4.5 million for the three months ended September 30, 2003 compared to a net income of $1.0 million for the same period last year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                  a $7.0 million increase in our net loss; offset by

•                  a $1.5 million decrease in accrued 16% mandatorily redeemable preferred stock dividends resulting from the July 1, 2003 adoption of SFAS No. 150.

Bookings.  Bookings decreased $7.9 million, or 18.4%, to $34.9 million for the three months ended September 30, 2003 compared to $42.8 million for the same period last year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog decreased $2.1 million to $64.7 million as of September 30, 2003 compared to $66.8 million as of December 30, 2002.

As described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are having an adverse impact on our business, resulting in the decrease in bookings during 2003.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

We are not able to predict the continuing impact these events will have on bookings and backlog in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

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

Revenues.  Revenues decreased $48.0 million, or 26.9%, to $130.3 million for the nine months ended September 30, 2003 from $178.3 million for the nine months ended September 30, 2002.  By segment, revenues changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(45.4)	(33.5)%
Systems Integration	(2.9)	(6.6)
Inter-group elimination	0.3
Total	$(48.0)

Cabin Management.  Revenues decreased by $45.4 million, or 33.5% compared to the prior year.  The decrease, which is across substantially all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•                  a $41.6 million decrease in aircraft furniture and related products revenues;

•                  a $3.5 million decrease in cabin management and entertainment systems revenues; and

•                  a $1.3 million decrease in seating products revenues; offset by,

•                  a $1.0 million increase in other product and services revenues.

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

Revenues from Textron and Bombardier, our principal customers, decreased $38.7 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  Both companies temporarily suspended production of various models of aircraft for several weeks during fiscal 2003 in response to their low order backlog resulting from the weak demand for new aircraft.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $2.9 million, or 6.6% compared to the prior year, due to:

•                  a $4.2 million decrease resulting from reduced production and delivery of business, VIP and head-of-state aircraft products and services due to the adverse impact weak global economic conditions are having on the demand for those types of aircraft; and

•                  a $0.8 million decrease in the commercial aircraft systems integration engineering services provided in the aftermath of September 11th and resulting down-turn in the commercial airline industry; the airline industry’s corresponding reduction in the size of its operating fleet and the delay or postponement of retrofit and refurbishment programs for the remaining operational fleet reduced demand for our integration and engineering services; offset by

•                  a $2.1 million increase resulting from revenue pursuant to the “take-or-pay” provisions of a major supply contract.

Gross profit.  Gross profit decreased $28.9 million, or 60.4%, to $19.0 million for the nine months ended September 30, 2003 from $47.9 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(23.3)	(78.2)%
Systems Integration	(5.6)	(31.5)
Total	$(28.9)

Cabin Management.  Gross profit decreased by $23.3 million, or 78.2% compared to the prior year, primarily due to:

•                  a $17.5 million decrease resulting from lower volume for our business, VIP and head-of-state aircraft furniture and seating products;

•                  a $6.2 million decrease caused by restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; and

•                  a $1.4 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; offset by

•                  a $1.8 million increase from our other products and services, which is comprised of:

•                  a $1.0 million increase resulting from an increase in revenues;

•                  a $2.5 million decrease in materials costs; offset by

•                  a $1.7 million increase in direct labor and overhead costs.

Systems Integration.  Gross profit decreased by $5.6 million, or 31.5% compared to the prior year, primarily due to:

•                  a $4.9 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix; and

•                  a $0.7 million decrease in the commercial aircraft systems integration engineering services provided.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $14.7 million, or 44.1%, to $18.7 million for the nine months ended September 30, 2003, from $33.4 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(10.9)	(50.7)%
Systems Integration	(2.7)	(48.8)
Corporate	(1.1)
Total	$(14.7)

Cabin Management.  SG&A expenses decreased by $10.9 million, or 50.7% compared to the prior year, due to:

•                  a $6.0 million reduction caused by restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; and

•                  a $4.9 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration.  SG&A expenses decreased by $2.7 million, or 48.8% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Impairment of goodwill.  During the nine months ended September 30, 2003, a $34.0 million charge was recorded to reflect the additional impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The additional impairment results from continuing weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The impairment charge pertains to our furniture manufacturing reporting unit within our Cabin Management Group.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.8 million to $7.3 million for the nine months ended September 30, 2003 from $8.1 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002 as follows.

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.3)	(8.9)%
Selling, general and administrative expense	(0.6)	(26.5)
Amortization of intangible assets	0.1	4.2
Total	$(0.8)

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

Cabin Management.  Adjusted EBITDA decreased by $12.7 million, or 49.9%, to $12.8 million for the nine months ended September 30, 2003 compared to $25.5 million for the same period last year primarily due to:

•                  an $11.8 million decrease in gross profit related to our business/VIP/head-of-state aircraft furniture and seating operations; and

•                  a $1.5 million decrease in gross profit related our cabin management and entertainment systems; offset by,

•                  a $0.6 million increase in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA decreased by $3.2 million, or 23.9%, to $10.0 million for the nine months ended September 30, 2003 compared to $13.2 million for the same period last year due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Operating income (loss).  Operating income decreased $48.3 million to a loss of $36.5 million for the nine months ended September 30, 2003, from operating income of $11.8 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(46.6)	(652.4)%
Systems Integration	(2.9)	(26.7)
Corporate	1.2
Total	$(48.3)

Cabin Management.  Operating income decreased by $46.6 million, or 652.4% compared to the prior year, due to:

•                  a $34.0 million goodwill impairment charge in 2003;

•                  a $17.5 million decrease in gross profit, primarily due to lower revenues related to our furniture and seating operations; and

•                  a $0.2 million increase in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; offset by

•                  a $5.1 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration. Operating income decreased by $2.9 million, or 26.7% compared to the prior year, due primarily to lower revenues, offset by reduced SG&A spending.

Interest expense.  Interest expense increased $0.4 million, or 1.8%, to $18.9 million for the nine months ended September 30, 2003 compared to $18.5 million for the same period last year.  The increase is attributable to a 1.5% increase in interest rate margins charged by our lenders pursuant to the March 28, 2003 senior bank credit facility amendment, partially offset by lower principal balances outstanding.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Nine Months Ended September 30,
(In millions)	2003	2002

Income tax benefit based on reported pre-tax loss	$24.9	$2.9
Net deferred tax asset valuation allowance	(14.4)	—
Net provision for income tax benefit	$10.5	$2.9

The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

As of June 30, 2003, we had net deferred tax assets of $12.8 million, prior to recording a valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, we recorded a $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.  Based upon the results of operations for the three months ended September 30, 2003, we determined that and additional $1.3 million valuation allowance was required as of September 30, 2003.

For periods prior to June 30, 2003, we had net deferred tax liabilities ($9.0 million as of March 31, 2003 and $10.6 million as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Loss from continuing operations.  The loss from continuing operations increased $41.6 million to a loss of $45.7 million for the nine months ended September 30, 2003 compared to a loss of $4.1 million for the same period last year, primarily due to:

•                  a $48.3 million decrease in operating income resulting, in part, from a $34.0 million goodwill impairment charge;

•                  a $0.9 million increase in interest and other expenses (net); offset by

•                  a $7.6 million increase in the provision for income tax benefit.

Loss from discontinued operations.  Loss from discontinued operations decreased $28.5 million, to a loss of $5.7 million for the nine months ended September 30, 2003 compared to a loss of $34.2 million for the same period last year.  The decrease is primarily due to:

•                  a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as described below; offset by

•                  a $7.5 million charge in 2003 for the impairment of goodwill to reduce the carrying value of assets sold to their estimated net realizable value; and

•                  the result of operations of the Specialty Avionics Group through May 22, 2003 and the modest $0.7 million gain realized on the sale compared to a full nine months of operating results included in the prior year.

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

Net loss.  Net loss decreased $4.7 million to a net loss of $51.4 million for the nine months ended September 30, 2003 compared to a net loss of $56.1 million for the same period last year.  The decrease is attributable to:

•                  an increase in loss from continuing operations of $41.6 million; offset by

•                  a decrease in loss from discontinued operations of $28.5 million; and

•                  a decrease in cumulative effect of change in accounting principle of $17.8 million.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, decreased $4.1 million to a net loss of $56.4 million for the nine months ended September 30, 2003 compared to a net loss of $60.5 million for the same period last year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $4.7 million decrease in our net loss; offset by

•                  a $0.6 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $22.4 million, or 14.7%, to $129.6 million for the nine months ended September 30, 2003 compared to $152.0 million for the same period last year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, we recorded restructuring, asset impairment and other related pre-tax charges related to a series of restructuring activities.  These charges, and the effect these charges had on our reported results of operations, are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Nature of charges:
Seating Product Line and Furniture Manufacturing Facilities Restructuring	$—	$—	$13.4	$—
Seat Manufacturing Facilities Restructuring	—	—	—	6.3
Asset Realignment Restructuring	—	1.5	—	6.9
Goodwill impairment charges	—	—	41.5	—
Total pre-tax charges	$—	$1.5	$54.9	$13.2

Business segment recording the charges:
Cabin Management	$—	$1.5	$47.4	$13.2
Systems Integration	—	—	—	—
Total charged to continuing operations	—	1.5	47.4	13.2
Specialty Avionics (discontinued operations)	—	—	7.5	—
Total pre-tax charges	$—	$1.5	$54.9	$13.2

Charged to operations:
Cost of sales	$—	$0.7	$12.8	$6.6
Selling, general and administrative expenses	—	0.8	0.6	6.6
Impairment of goodwill	—	—	34.0	—
Total charged to continuing operations	—	1.5	47.4	13.2
Charged to discontinued operations	—	—	7.5	—
Total pre-tax charges	$—	$1.5	$54.9	$13.2

Components of charges:
Noncash charges	$—	$1.5	$43.9	$7.4
Cash charges	—	—	3.5	5.8
Total charged to continuing operations	—	1.5	47.4	13.2
Charged to discontinued operations	—	—	7.5	—
Total pre-tax charges	$—	$1.5	$54.9	$13.2

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

The charges are comprised of the write-off of inventoried costs related to discontinued product offerings, lease termination and related charges, excess and obsolete inventory write-downs and severance and other compensation costs.  As required by SFAS No. 146, the charges recorded were discounted by $0.6 million to initially measure and reflect the liabilities incurred as a result of the restructuring plan at their fair value as of June 30, 2003.  A $3.0 million restructuring reserve remains as of September 30, 2003 for lease termination and related costs.  Subsequent to September 30, 2003, the Company entered into an agreement with lessor to terminate the Company’s remaining lease obligation on the facilities permanently vacated.  As required by SFAS No. 146, the cumulative effect of a changes resulting from revisions to either the timing or the amount of estimated cash flows will be recognized as an adjustment to the liability in the period of the change.

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

Our results of operations for the nine months ended September 30, 2003 and 2002 have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.

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

Changes in the carrying amount of goodwill, by business segment, for the nine months ended September 30, 2003 are as follows:

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2002	$173.9	$20.8	$1.7	$196.4	$80.7
Impairment charges	(34.0)	—	—	(34.0)	(7.5)
Sale of Specialty Avionics Group	—	—	—	—	(73.2)
Balance, September 30, 2003	$139.9	$20.8	$1.7	$162.4	$—

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

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and our decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, we determined that we should reevaluate the carrying value of our goodwill prior to the annual October 31st testing date.  Accordingly, we performed a step-one test of goodwill associated with our furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, we recorded a pre-tax charge to operations of $34.0 million during the three months ended June 30, 2003 based on a comparison of the estimated book value of the net assets of the reporting unit to its fair value.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The amount recorded is an estimate and may be revised during fiscal 2003 upon completion of step two of the goodwill impairment model, which measures the amount of impairment.

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

Cash Flows During the Nine Months Ended September 30, 2003

Net cash used by operating activities was $27.5 million for the nine months ended September 30, 2003 and consisted of $3.8 million of cash used by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items and $27.3 million used for working capital, offset by a $3.6 million increase in other liabilities.  The following factors contributed to the $27.3 million working capital increase:

•                  a $14.0 million inventory increase principally related to long-term contracts;

•                  a $13.6 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; and

•                  a $0.7 million increase in prepaid expenses and other assets; offset by

•                  a $1.0 million decrease in accounts receivables.

We expect working capital increases, if any, to moderate during the remainder of 2003.

Net cash provided by investing activities was $129.1 million for the nine months ended September 30, 2003 and consisted of:

•                  $132.8 million of net proceeds from the sale of the Specialty Avionics Group; offset by

•                  $3.1 million used for capital expenditures; and

•                  $0.6 million used for the payment of contingent acquisition consideration.

We anticipate spending approximately $4.0 to $4.5 million for capital expenditures in 2003.  As of September 30, 2003, there are no remaining acquisition contingent consideration payment obligations.

Net cash used by financing activities was $113.5 million for the nine months ended September 30, 2003.  Cash of $17.4 million was provided by revolving line of credit borrowings under our senior credit facility.  Cash of $130.9 million was used for principal payments on our senior term debt, capitalized lease obligations and other debt.

Capital Resources and Debt Obligations as of September 30, 2003

As of September 30, 2003, we had $26.9 million of working capital, compared to $55.4 million as of December 31, 2002, excluding assets and liabilities of the discontinued operations we sold in 2003.  As of September 30, 2003, we also had $16.2 million of borrowings available under our revolving line of credit, as amended in March 2003 and described below, compared to $43.6 million available as of December 31, 2002.  Our revolving line of credit expires in September 2004 and, as a result, our $23.4 million of borrowings as of September 30, 2003 are classified as a current liability, which reduces our working capital as of September 30, 2003 when compared to December 31, 2002.  We intend to extend the maturity or replace our revolving line of credit prior to maturity, however we may not be able to do so on commercially acceptable terms, or at all.  As of September 30, 2003, our senior credit facility borrowings totaling $158.3 million are at variable interest rates based on defined margins over the current prime rate or LIBOR, compared to $270.2 million as of December 31, 2002.  We also had $100.0 million of 12% senior subordinated notes as of September 30, 2003 and December 31, 2002 and other indebtedness totaling $9.3 million outstanding as of September 30, 2003 compared to $10.8 million as of December 31, 2002.

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

We consummated the sale of the Specialty Avionics Group on May 23, 2003 and, as required by the senior credit facility amendment, used $130.0 million of the proceeds from the sale to repay senior credit facility borrowings.  The selling price is subject to a post-closing adjustment related to the amount of working capital at closing.  The post-closing adjustment is currently the subject of arbitration between the parties in which the buyer is asserting a claim for an approximate $3,200,000 purchase price reduction.  The post-closing adjustment, if any, would be payable by us in cash upon its final determination.

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

We believe our expected operating cash flows, together with borrowings under our senior credit facility ($16.2 million of which was available as of September 30, 2003, the commitment for which expires in September 2004), will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

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

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2003, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Long-term debt (a):
Senior credit facility	$158.3	$—	$101.9	$56.4	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations and other indebtedness	9.3	0.1	2.3	1.6	5.3
Total long-term debt	267.6	0.1	104.2	58.0	105.3

Operating lease obligations	14.1	0.5	3.2	2.5	7.9
Mandatorily redeemable preferred stock redemption obligation (b)	41.6	—	—	—	41.6
Total obligations as of September 30, 2003	$323.3	$0.6	$107.4	$60.5	$154.8

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

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future, subject to limitations contained in our senior credit agreement and the senior subordinated notes indenture.  The DeCrane Holdings preferred stock has a total redemption value of $69.0 million as of September 30, 2003 and the preferred stock is mandatorily redeemable on September 30, 2009.

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

In connection with the sale of the Specialty Avionics Group, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to some of these matters are limited in terms of duration with the maximum of potential future payments capped at $14.0 million and our indemnities with respect to specified environmental matters will expire not later than October 2010 and provides for a maximum liability of $5.0 million, while others will have no limitations.  In addition, the $140.0 million selling price is subject to a potential post-closing adjustment related to the amount of working capital at closing.  The post-closing adjustment is currently the subject of arbitration between the parties in which the buyer is asserting a claim for an approximate $3.2 million purchase price reduction.  The post-closing adjustment, if any, would be payable by us in cash upon its final determination.

As of September 30, 2003, we also had an irrevocable standby letter of credit in the amount of $0.4 million issued and outstanding under our senior credit facility.

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  We will be required to reclassify our 16% mandatorily redeemable preferred stock as a liability commencing January 1, 2004 and reflect quarterly dividend and redemption value accretion as a charge against pre-tax income in future periods.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of September 30, 2003, the current prime rate was 4.00% and the current LIBOR was 1.12%.  Based on $158.3 million of variable-rate debt outstanding as of September 30, 2003, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.12% for LIBOR borrowings, would reduce our pre-tax earnings by $1.6 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.1 million of variable-rate debt converted to fixed-rate debt outstanding as of September 30, 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $5.0 million, or 12.5%, to approximately $45.0 million as of September 30, 2003 from $40.0 million as of December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of the sale of the Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

ITEM 4.                             CONTROLS AND PROCEDURES

The management of DeCrane Aircraft Holdings, Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 11 to the consolidated financial statements.

ITEM 5.                             OTHER INFORMATION

The Company has engaged Credit Suisse First Boston to advise it in connection with a potential refinancing of its credit facility.  The Company is currently seeking to obtain commitments from financial institutions for a new credit facility of up to $80 million, which facility would mature in June 2008, require little or no amortization prior to maturity, bear cash interest of up to 12% (plus additional pay-in-kind interest) and be secured on a second-lien basis by the assets securing the Company’s existing credit facility.  The Company would use the proceeds to repay a portion of its outstanding revolving credit borrowings and term loan borrowings under its existing credit facility and may use a portion for general corporate purposes.  The Company will seek an amendment to its existing credit facility to permit the new credit facility, amend certain financial covenants and extend the scheduled repayment dates of the term loans and the revolving credit commitments by approximately 12 to 18 months.  The Company has no commitments for such financing and can provide no assurances that it will be able to accomplish such financing, or the credit facility amendment, on the terms described above or at all.

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

On September 22, 2003, we filed a Form 8-K Current Report regarding DeCrane Aircraft and its insurers entering into an agreement with Boeing, Swissair and each of their respective insurers regarding the litigation stemming from the crash of Swissair Flight 111 off the Canadian coast on September 2, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

November 6, 2003	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer,
Secretary, Treasurer and Director