Form 10-K
period 2003-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2004-03-29
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Nil

The number of shares of Common Stock outstanding on March 25, 2004 was 100.

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

PART I

ITEM 1.                                         BUSINESS

Company Overview

DeCrane Aircraft Holdings, Inc., a Delaware corporation founded in 1989, is a provider of integrated assemblies, sub-assemblies and component parts to the aerospace industry.  Since our founding in 1989, we have experienced both internal growth and external growth by identifying fragmented, high-growth niche segments within the aerospace industry and acquiring market-leading companies in those niches.  Today, we have product capability within two specific segments of the aerospace industry: cabin interiors for business, VIP and head-of-state aircraft and systems integration services, including auxiliary fuel tanks, retrofit and aircraft completion services.  Within these markets, our customers include original manufacturers of business, VIP and head-of-state aircraft, commonly referred to as OEM’s, and aircraft repair and modification centers.

Our Operating Groups

We are organized into two operating groups, consistent with the segments in which we operate: Cabin Management and Systems Integration.  Through our operating groups, we offer a complete line of cabinetry, galleys, seating and cabin management systems for business, VIP and head-of-state aircraft, as well as systems integration services.

During the first five months of 2003, we also had a third strategic business, the Specialty Avionics Group.  As described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report, we sold our equity interests in the companies comprising this group on May 23, 2003.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in our consolidated financial statements for all periods and our discussion below reflects only our continuing operations.

Cabin Management Group

DeCrane’s Cabin Management Group contributed approximately 70% of our revenues from continuing operations for the year ended December 31, 2003.

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

The Cabin Management Group introduced the concept of modularity to the business, VIP and head-of-state aircraft market by offering totally integrated interior products.  In our view, one of the greatest challenges facing the industry’s aircraft manufacturers is minimizing the production cycle time necessary to complete an unfinished “green” aircraft.  We believe our distinctive approach of delivering integrated assemblies and sub-assemblies addresses this challenge by providing our customers with entire pre-engineered, pre-wired and pre-plumbed modular cabin interiors and management systems ready for final integration into the aircraft.  We believe our totally integrated interior products enable our customers to reduce their lead times, supplier base and overall costs.

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

Products and Services

Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services.  Approximately 39% of our Cabin Management Group’s revenues in 2003 were from two customers, Textron and Bombardier.  Our products and services are in four broad categories, as summarized below.

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

•      upholstery services

Cabin Management Systems

•      in-flight entertainment systems

•      in-flight data network and communication systems

•      cabin controls

•      switches, controls and lighting

Composite Components

•      sound-dampening side walls and headliners

•      environmental (HVAC) ducting

•      passenger service units

•      closets

Our interior furnishings products and services provided approximately 36% of our consolidated revenues during 2003 and 47% of our consolidated revenues during 2002 and 2001.  Seating provided approximately 13% of our consolidated revenues during 2003 and 10% of our consolidated revenues during 2002 and 2001.  The decrease in interior furnishings products and services is primarily caused by lower revenues from our major customers, Textron and Bombardier, as described in “—Customers” below.

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

•      Hiller Aircraft

•      The Nordam Group

•      Independent completion centers

•      Business, VIP and head-of-state aircraft manufacturers and completion centers

Seating

•      BE Aerospace

•      Fisher (Germany)

•      IPECO

Cabin Management Systems

•      DPI Labs

•      Honeywell Cabin Management Systems and Services

•      IEC, International

•      Rockwell Collins / Airshow

Composite Components

•      AAR

•      Fibre Art

•      Plastic Fab

•      Scale Composite Works

•      The Nordam Group

Systems Integration Group

DeCrane’s Systems Integration Group contributed approximately 30% of our revenues from continuing operations for the year ended December 31, 2003.

Business Description

Our Systems Integration Group provides a range of aircraft retrofit, completion and refurbishment services, from conceptual design to Federal Aviation Administration certification, including engineering, manufacturing and installation.  One of our largest businesses in this group is the design, production and installation of auxiliary fuel systems, which extend the range of an aircraft.  We are presently the sole-source provider of auxiliary fuel systems to Boeing Business Jet (“BBJ”) for its BBJ, a Boeing 737-700IGW, and the BBJ2, a Boeing 737-800, and are one of only four world-wide approved BBJ/BBJ2 service centers.  During 2003, we delivered our second aircraft interior completion on a BBJ aircraft.

We also focus on regulatory authority safety mandates and believe we are the major supplier of integration kits for smoke detection and fire suppression in the cargo hold, and perform structural, avionics and mechanical systems modifications, including FAA certification of those modifications before returning an aircraft to service.

The aerospace industry is highly regulated in the United States by the FAA and similar regulatory agencies abroad, such as the European Joint Aviation Authorities (commonly referred to as the JAA), to ensure that aviation products and services meet stringent safety and performance standards.  There are approximately 35 companies world-wide that have the necessary Designated Alteration Station authorization to offer aircraft certification on behalf of the FAA.  Two companies within our Systems Integration Group are authorized to provide the full spectrum of services, from design to FAA certification, needed for timely retrofitting of an aircraft, thus providing a significant competitive advantage.

Our Systems Integration Group has adopted a two-pronged strategic approach to managing its operations:

•                  Develop the Most Comprehensive Integrated Retrofit Offering.  For the last thirteen years, our Systems Integration Group has focused on developing the capabilities necessary to provide a fully integrated offering with respect to aircraft refurbishing and aircraft retrofitting with FAA mandated changes and technological innovations.  Through several related acquisitions and aggressive internal product development, our Systems Integration Group has become one of the few non-OEM related operations with the authority to provide alteration services and to offer FAA certification of aircraft that undergo overhaul.  This certification ability represents a significant competitive advantage, as we can offer all the products and services required to re-commission an aircraft in a timely and cost efficient manner.  We believe we have developed the most comprehensive offering in retrofitting aircraft with auxiliary fuel systems in the industry.

•                  Target Development of Specialty Products and Services Relating to Regulatory Authority Mandates.  Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution “kits” in response to FAA and JAA mandated aircraft upgrades.  Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new regulatory authority mandates.  For example:

•                  Many domestic commercial airlines believe the FAA will issue a safety mandate requiring cockpit door video surveillance on every commercial aircraft traveling in U.S. domestic airspace by no later than a specific compliance date.  In response, we consulted with commercial airlines and developed what we believe to be a low-cost, high quality cockpit door video surveillance system.  Our Sentry One™ system is based on an in-house developed camera control unit with integral power supplies and is combined with state-of-the-art extreme low light cameras and 5.6” video monitors.  Some airlines are voluntarily electing to install surveillance systems on their aircraft prior to the expected FAA mandate.  We have received FAA approval for our Sentry One™ system on Boeing 737-NG and Embraer EMB 135, 140 and 145 aircraft.  We believe we will also receive FAA approval on Boeing 737-400 and 747-400 aircraft in May 2004.  We are also working on approval for Boeing 737-400, 747-400 and 747-Classics model aircraft as well as several models of 767 and 777 aircraft.  We believe we will be successful in obtaining FAA approval for our system on these and other types of aircraft as well.

•                  We believe the JAA will mandate new fire safety measures for all aircraft in Europe, similar to the FAA mandate in the United States.  We expect to develop a stand-alone kit, similar to our FAA approved kit, which can be quickly incorporated into an aircraft to ensure compliance with the JAA ruling with minimal downtime.

Products and Services

Our Systems Integration Group provides auxiliary fuel systems, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification.  Customers include Boeing (Boeing Business Jet, Boeing’s Commercial Airplane Group and Boeing Integrated Defense Systems), Bombardier, Cessna, Gulfstream, Honeywell, Raytheon and Rockwell Collins.  Approximately 50% of our Systems Integration Group’s revenues in 2003 were from Boeing.  The products and services we provide are described below.

Auxiliary Fuel Systems and Power Units.  We design, engineer, manufacture and install auxiliary fuel systems for business, VIP, head-of-state and commercial aircraft.  Our unique design and construction have made us a leader in the auxiliary fuel system market.  We also manufacture auxiliary power units, which provide ground power to corporate jets made by Bombardier, Cessna, Gulfstream, Learjet and Raytheon.  These products and services provided approximately 16% of our consolidated revenues during 2003, 15% during 2002 and 14% during 2001.

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

Aircraft Completion and Modification Services.  We are one of only four world-wide approved Boeing Business Jet Service Centers providing extensive completion, modification and integration services to the business, VIP and head-of-state aircraft market.

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

•      Lufthansa Technik (Germany)

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

•      Numerous independent airframe maintenance and modification companies

Other Information

Acquisitions and Dispositions

Disposition of the Specialty Avionics Group

On May 23, 2003, we consummated the sale of our equity interests in the companies comprising the Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC. for $140.0 million in cash.  We used $130.7 million of the proceeds from the sale to repay borrowings under our first-lien credit facility, as amended.  The Specialty Avionics Group consisted of Avtech Corporation of Seattle, Washington, Aerospace Display Systems, LLC of Hatfield, Pennsylvania, and Tri-Star Electronics International, Inc. of El Segundo, California.

The sale of the Specialty Avionics Group is not expected to affect the operations of our remaining operating groups and is reflected as a discontinued operation in this report.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Companies Acquired by DeCrane Aircraft

During the five years ended December 31, 2003, DeCrane Aircraft has acquired the stock or assets of seven significant businesses, as such term is defined by Securities and Exchange Commission rules, as follows:

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

The following customers accounted for 10% or more of our consolidated revenues from continuing operations for the year ended December 31, 2003.  Historical data for the three years ended December 31, 2003 is presented in Note 17 accompanying our consolidated financial statements included in this report.

Significant Customers	Cabin Management Group	Systems Integration Group	Consolidated Total

Percent of consolidated revenues:
Year ended December 31, 2003:
Boeing (1)	2.4%	15.1%	17.5%
Textron (2)	16.2	0.1	16.3
Bombardier	11.0	1.6	12.6
Consolidated revenues	29.6%	16.8%	46.4%

Year ended December 31, 2002:
Boeing (1)	1.4%	14.0%	15.4%
Textron (2)	23.5	—	23.5
Bombardier	16.0	1.4	17.4
Consolidated revenues	40.9%	15.4%	56.3%

Significant Customers	Cabin Management Group	Systems Integration Group

Percent of group revenues (3):
Year ended December 31, 2003:
Boeing (1)	3.4%	50.1%
Textron (2)	23.2	0.1
Bombardier	15.7	5.3
Group revenues	42.3%	55.5%

Year ended December 31, 2002:
Boeing (1)	1.9%	56.0%
Textron (2)	31.3	—
Bombardier	21.4	5.4
Group revenues	54.6%	61.4%

(1)                      Reflects only our direct revenues from Boeing.  Our Systems Integration Group’s revenues from Boeing result from auxiliary fuel systems for the Boeing Business Jet.

(2)                      Includes Cessna.

(3)                      Inter-group revenues are eliminated against the group originating the sale.

Revenues from Textron and Bombardier, as a percentage of total consolidated revenues, decreased during the year ended December 31, 2003 compared to our revenues from these customers during the prior year.  The decrease is caused by both companies temporarily suspending production of various models of aircraft for several weeks during fiscal 2003 in response to their low order backlog resulting from the weak demand for new aircraft as described in “—Backlog” below.  Complete loss of any of the customers identified above could have a significant adverse impact on our results of operations expected in future periods.

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

Backlog

As of December 31, 2003, we had an aggregate sales order backlog of $58.0 million compared to $66.8 million as of December 31, 2002, as follows:

	December 31,
(In thousands)	2003	2002

Cabin Management	$33,679	$31,679
Systems Integration	24,323	35,126
Consolidated totals	$58,002	$66,805

Orders are usually filled within twelve months; however, backlog totaling $2.5 million as of December 31, 2003 is scheduled for delivery in 2005 and beyond as follows: Cabin Management – $1.4 million; and Systems Integration – $1.1 million.  Orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them.  Period-to-period comparisons of backlog figures may not be meaningful.  For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions are all adversely impacting the aerospace industry.  We are not able to predict the continuing impact these events will have in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Employees

As of December 31, 2003, we had 1,296 employees: 1,018 in our Cabin Management Group; 266 in our Systems Integration Group; and 12 in our corporate office.  None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes.  We believe that we generally have a good relationship with our employees.

Research and Development

We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA.  Total research and development expense was $10.4 million for the year ended December 31, 2003, $0.1 million for the year ended December 31, 2002 and $0.7 million during the year ended December 31, 2001.

Commencing January 1, 2003, we elected to change our accounting policy and discontinued the use of program accounting, which resulted in product development costs being expensed as incurred.  Prior to January 1, 2003, such costs were deferred and charged to cost of sales over the expected production cycle of the program.  Product development costs are now reflected as research and development expenses.  If the new accounting policy was in effect during the prior years, total research and development expense would have been $5.0 million for the year ended December 31, 2002 and $11.7 million during the year ended December 31, 2001.

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

Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards.  When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification.  Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services.  Some of these certificates we obtain were or eventually will be transferred to our customers.  As of December 31, 2003, we own and/or manage on behalf of our customers approximately 300 Supplemental Type Certificates.  Many are multi-aircraft certificates, which apply to all of the aircraft of a single type.  We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve and believe we will be able to obtain such certificates as the need arises.

Supplemental Type Certificates can be issued for proposed aircraft modifications directly by the FAA, or on behalf of the FAA by a Designated Alteration Station.  The FAA designates what types of Supplemental Type Certificates can be issued by each Designated Alteration Station.  Two subsidiaries within our Systems Integration Group are FAA-authorized Designated Alteration Stations and can directly issue many of the Supplemental Type Certificates our customers and we require for our systems integration operations.

After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package.  We have six Parts Manufacturer Approvals and approximately 160 supplements to those approvals.  In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility’s production quality control system.  Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate.  We routinely apply for and receive such Parts Manufacturer Approval supplements.  In order to perform the actual installations of a modification, we are also required to have FAA approval.  This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates.  In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station.  As of December 31, 2003, we had seven authorized repair stations and employed approximately 100 FAA certified representatives.

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

Environmental Matters

Our facilities and operations are subject to various federal, state, local, and foreign environmental laws and regulations, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances.  In addition, some environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) and similar state laws, impose strict liability upon persons responsible for releases or potential releases of hazardous substances.  That liability generally is retroactive, and may create “joint and several” liability among multiple parties who have some relationship to a site or a source of waste, such as a current or former owner or operator of real property or a party who arranges to transport wastes to a third-party site.  We have sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws.  We have received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency regarding our use of several of those sites.  In addition, some of our operations are located on properties that may be contaminated to varying degrees.

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

ITEM 2.                                         PROPERTIES

We operate in a number of manufacturing, engineering and office facilities in the United States and abroad.  At December 31, 2003, we utilized approximately 0.9 million square feet of floor space, approximately 96% of which is located in the United States.  We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future.  Our operating groups’ facilities at December 31, 2003 are summarized below.

(In thousands of square feet)	Leased	Owned	Total

Cabin Management	441	204	645
Systems Integration	136	150	286
Corporate	8	—	8
Total in use	585	354	939

Not in use, subleased to others	88	—	88
Total	673	354	1,027

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

On September 22, 2003, the Company and our insurers entered into an agreement with Boeing, Swissair and each of their respective insurers, in which the Company received a release from those parties and an indemnification by Boeing and Swissair’s insurers against claims asserted on behalf of passengers for compensatory damage and by others for contribution and/or indemnity claims.  We believe the agreement adequately protects the Company from all existing litigation pending against the Company arising from this catastrophic incident.  Punitive damages are not subject to the indemnity; however, while some of the passenger actions originally asserted punitive damages, by virtue of a court order, claims for punitive damages may not be prosecuted.  The aforementioned agreement did not result in the Company incurring a loss and, accordingly, no charge to operations was required.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our shares.

Holders

As of March 29, 2004, DeCrane Holdings is our only common stockholder.

Dividends

We have not paid dividends to date on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  The terms of our first-lien credit facility, second-lien term notes and subordinated note indenture restrict our ability to pay dividends if we do not meet certain financial criteria.

Recent Sale of Unregistered Securities

None.

ITEM 6.                                         SELECTED FINANCIAL DATA

	Year Ended December 31, (1)
(In thousands)	2003	2002	2001	2000		1999

Statement of Operations Data:
Revenues	$170,109	$229,841	$272,112	$236,501		$131,547
Cost of sales (2)	134,953	170,485	196,866	155,134		90,103

Gross profit	35,156	59,356	75,246	81,367		41,444

Selling, general and administrative expenses (3)	24,896	40,262	44,731	31,730		23,465
Research and development expenses (4)	10,440	56	698	1,615		3,347
Impairment of goodwill (5)	34,000	—	8,583	—		—
Amortization of intangible assets (6)	3,651	3,540	12,436	10,628		5,938

Operating income (loss)	(37,831)	15,498	8,798	37,394		8,694

Interest expense (7)	26,219	25,376	29,645	27,181		15,889
Loss on extinguishment of debt (8)	1,439	—	—	—		—
Other expenses, net	945	505	634	277		855

Income (loss) from continuing operations before income taxes	(66,434)	(10,383)	(21,481)	9,936		(8,050)
Provision for income taxes (benefit) (9)	(13,496)	(3,621)	(3,933)	4,607		(2,102)

Income (loss) from continuing operations	(52,938)	(6,762)	(17,548)	5,329		(5,948)

Income (loss) from discontinued operations, net of tax (10)	(6,621)	(41,396)	3,546	(1,727)		1,578
Cumulative effect of changes in accounting principles (11)	(13,764)	(17,828)	—	—		—

Net income (loss)	$(73,323)	$(65,986)	$(14,002)	$3,602		$(4,370)

Net income (loss) applicable to common stockholder	$(80,077)	$(71,827)	$(19,063)	$1,328		$(4,370)

Other Financial Data:
Restructuring, asset impairment and other related charges (12)	$41,886	$17,255	$25,834	$—		$9,935
Depreciation and amortization (13)	9,781	10,612	20,364	15,086		8,315
Capital expenditures:
Paid in cash	4,797	4,356	10,191	20,193		4,077
Financed with capital lease obligations	14	67	4,376	105		1,012
Ratio of earnings to fixed charges (14):
Ratio	—	—	—	1.4	x	—
Deficiency of earnings to fixed charges	$66,434	$10,383	$21,481	$—		$8,050

Other Operating Data:
Bookings (15)	$161,306	$197,132	$252,800	$238,546		$170,547
Backlog at end of period (16)	58,002	66,805	99,518	118,830		107,634

	As of December 31, (1)
(In thousands)	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and cash equivalents	$6,936	$12,421	$9,478	$7,706	$7,899
Working capital (17)	37,904	196,176	81,656	61,398	32,412
Total assets (17)	303,876	548,967	645,711	664,254	531,842
Total debt (18)	269,406	381,017	399,268	381,513	314,936
Mandatorily redeemable securities (19)	40,835	34,081	28,240	23,179	—
Stockholder’s equity (deficit)	(45,181)	34,951	102,390	121,442	107,773

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

(2)                      Includes charges to reflect:

•                  our restructuring activities as follows:

•                  a $4.2 million charge related to lease termination and related expenses and a $3.1 non-cash inventory write-down during the twelve months ended December 31, 2003;

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

•                  cost of sales based on the purchase accounting write-up to fair value of inventory acquired of $1.6 million during the twelve months ended December 31, 1999 in connection with the Precision Pattern and Custom Woodworks acquisitions.

(3)                      Includes charges to reflect our restructuring activities as follows:

•                  $0.6 million during the year ended December 31, 2003;

•                  $6.5 million during the year ended December 31, 2002, $3.9 million of which was a noncash asset impairment write-down;

•                  $3.7 million during the year ended December 31, 2001, $1.3 million of which was a noncash asset impairment write-down; and

•                  $3.9 million during the year ended December 31, 1999, $1.3 million of which was a noncash asset impairment write-down.

(4)                      Reflects research and development expenses and, commencing January 1, 2003, includes product development costs.  In 2003, we elected to change our accounting policy and discontinue the use of program accounting, which resulted in product development costs being expensed as incurred.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(5)                      Reflects noncash goodwill impairment charges, including charges resulting from our restructuring activities.

(6)                      For the five years ended December 31, 2003, reflects the amortization of identifiable intangible assets.  For periods prior to January 1, 2002, also reflects the amortization of goodwill as follows: 2001 — $9.1 million; 2000 — $7.8 million; and 1999 — $3.8 million.  Starting January 1, 2002, goodwill is no longer amortized but instead subject to annual impairment testing with a loss charged to operations in the period in which impairment occurs, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

(7)                      Excludes interest expense attributable to the Specialty Avionics Group, which is classified as a component of the income or loss from discontinued operations, as described in Note 10 below.

(8)                      Reflects the write-off of deferred financing costs associated with debt repaid during the year ended December 31, 2003.

(9)                      For the year ended December 31, 2003, includes a $19.5 million charge resulting from establishing a net deferred tax asset valuation allowance.  Excluding the effect of the valuation allowances, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state income taxes and non-deductible expenses, principally goodwill impairment charges and amortization (for periods prior to January 1, 2002).  The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to the loss before income taxes.

(10)                Reflects the net income or loss of the Specialty Avionics Group, which was sold on May 23, 2003 and therefore classified as a discontinued operation during the periods.  Includes charges to reflect:

•                  a $39.3 million noncash charge during the year ended December 31, 2002 to reflect the cumulative effect of the change in accounting principle for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002; and

•                  interest expense attributable to the Specialty Avionics Group as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001	2000	1999

Interest expense associated with:
First-lien credit facility debt required to be repaid	$3,297	$7,720	$8,439	$13,337	$10,875
Debt obligations assumed by the buyer	270	798	917	1,105	1,154
Interest expense attributable to discontinued operations	$3,567	$8,518	$9,356	$14,442	$12,029

Interest expense on first-lien credit facility debt required to be repaid reflects allocated interest expense attributable to the debt which was required to be repaid with the proceeds from the sale.  The allocation is based upon $130.7 million of debt repaid and the historical interest rates charged during each of the periods.  Interest expense for 2003 is through May 23, 2003, the date of sale.

(11)                Reflects:

•                  a $13.8 million noncash charge to reflect the cumulative effect on prior years of changing our accounting policy and discontinuing the use of program accounting.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

•                  a $17.8 million noncash charge, net of $0.9 million tax benefit, for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002.

(12)                Reflects the total restructuring, asset impairment and other related charges incurred during the periods related to our restructuring activities.

(13)                Reflects depreciation and amortization of plant and equipment, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142) and other intangible assets.  Excludes amortization of deferred financing costs, which are classified as a component of interest expense.

(14)                For the purposes of calculating the ratio of earning to fixed charges, earnings represent net income or loss from continuing operations before income taxes, extraordinary items and fixed charges.  Fixed charges consist of:

•                  interest;

•                  amortization of debt expense and discount or premium relating to any indebtedness; and

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

(17)                Includes amounts attributable to the Specialty Avionics Group, which is reflected as a discontinued operation, as follows:

	As of December 31,
(In thousands)	2003	2002	2001	2000	1999

Working capital:
Continuing operations	$37,904	$55,363	$39,862	$20,480	$(1,992)
Discontinued operations	—	140,813	41,794	40,918	34,404
Total working capital	$37,904	$196,176	$81,656	$61,398	$32,412

Total assets:
Continuing operations	$303,876	$388,226	$423,272	$429,812	$305,685
Discontinued operations	—	160,741	222,439	234,442	226,157
Total assets	$303,876	$548,967	$645,711	$664,254	$531,842

(18)                Total debt is defined as long-term debt, including current portion.

(19)                Reflects mandatorily redeemable 16% preferred stock.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: (1) business, VIP and head-of-state aircraft and, to a lesser extent, (2) commercial and (3) regional aircraft.  Weak global economic conditions, which were exacerbated by the September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism and health epidemics, and the current Middle Eastern military conflicts are all adversely impacting the aerospace industry and have led to a decrease in demand for business, VIP and head-of-state aircraft.  In response to certain of these adverse conditions, we have announced and implemented a series of restructuring activities designed to reduce expenses and conserve working capital.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The business, VIP and head-of-state aircraft portion of our business experienced weakness during 2003 as evidenced by various manufacturers’ decision to temporarily suspend production at various times throughout 2003 in response to the weak demand for new aircraft.  While global economic conditions appeared to improve during the second half of 2003, the improvement did not affect the markets we serve, which we believe lag trends in the general economy by six to twelve months.  As a result, we believe orders for business, VIP and head-of-state aircraft may experience a modest recovery in 2004 and reflect continuing strengthening thereafter.  The commercial aircraft portion of our business, which subsequent to the sale of the Specialty Avionics Group accounts for less than 5% of consolidated revenues, also experienced significant weakness in 2003 and we believe this condition will continue into 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions that we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Restructuring, Asset Impairment and Other Charges.  Our results of operations have been affected by restructuring, impairment and other related charges relating to a series of restructuring activities.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” and “—Goodwill Impairment Charges” below.

Change in Accounting Principle.  Inventories are stated at the lower of cost or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  As described below, measurement of the costs of inventories associated with products manufactured for delivery under production-type contracts in prior periods was made pursuant to the use of program accounting.  As such, the cost of inventories included certain deferred program costs, which were principally comprised of engineering costs.

The events of September 11, 2001 and its aftermath have impacted the predictability of demand for our business, VIP and head-of-state aircraft products.  The ability to make reliable estimates of future demand for these products is critical to the use of program accounting and the deferral of engineering and production costs.  Under program accounting, certain product development costs incurred in connection with specific contracted programs were deferred and charged to cost of sales when revenues from the sale of products related to the program were recorded.  Because of the changing economic conditions affecting the markets we serve, demand for our products has exhibited an increased degree of volatility not seen in the past.  In order to improve the reliability of our financial reporting, we decided to discontinue the use of program accounting which requires us to make long-term estimates of future sales for each program.  Therefore, product development costs not specifically reimbursable through contractual terms or recoverable through firm orders will no longer be deferred and included in program inventory.

We concluded that the new method of accounting for program costs is preferable based, in part, on the aforementioned improvement in the reliability of our financial reporting.  This new accounting method will also have the advantage of enhancing investor understanding of our performance since cash flows from operations will now more closely align with Adjusted EBITDA, our primary measurement of overall economic performance and return on invested capital.

This change in accounting policy was made after concluding the 2003 fiscal year but has been applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements for 2003 rather than classified as a component of inventory cost.  The effect of this accounting change was to increase the Company’s net loss by $17,942,000 through a charge for the cumulative effect of a change in accounting principle in 2003 of $13,764,000 and increase by $4,178,000 the reported loss from continuing operations.

As a result of the change, we have restated the quarterly results of operations for 2003.  Restated condensed quarterly data is in Note 19 accompanying our financial statements included in this report.  The following pro forma data summarizes the results of operations for the years ended December 31, 2002 and 2001 as if the new accounting policy had been in effect during those years.

	Year Ended December 31,
(In millions)	2002	2001

As reported:
Loss from continuing operations	$(6.8)	$(17.5)
Net loss	(66.0)	(14.0)

Pro forma:
Loss from continuing operations	$(9.7)	$(19.4)
Net loss	(69.0)	(15.9)

Revenues.  Revenues decreased $59.7 million, or 26.0%, to $170.1 million for the year ended December 31, 2003 from $229.8 million for the year ended December 31, 2002.  By segment, revenues changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(53.8)	(31.1)%
Systems Integration	(6.4)	(11.0)
Inter-group elimination	0.5
Total	$(59.7)

Cabin Management.  Revenues decreased by $53.8 million, or 31.1% compared to the prior year.  The decrease, which is across substantially all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  As a result, the manufacturers of these aircraft have experienced a decrease in orders for new aircraft which, in turn, reduces the orders our customers place with us.  The 2003 decrease consists of:

•                  a $50.9 million decrease in aircraft furniture and related products revenues;

•                  a $3.4 million decrease in cabin management and entertainment systems revenues; and

•                  a $0.5 million decrease in seating products revenues; offset by

•                  a $1.0 million increase in other product and services revenues.

The revenue decrease was caused by lower order volume (as described above) from our customers as opposed to a loss of customers or price reductions.

Revenues from Textron and Bombardier, our principal customers, decreased $44.6 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing during the economic downturn.  Both companies temporarily suspended production of various aircraft models for several weeks during fiscal 2003 in response to their low order backlog.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $6.4 million, or 11.0% compared to the prior year, due to:

•                  a $8.6 million decrease resulting from reduced demand for almost all of our products and services as a result of reduced production and delivery of business, VIP and head-of-state aircraft; offset by

•                  a $0.1 million increase in the commercial aircraft systems integration engineering services; and

•                  a $2.1 million increase resulting from revenue pursuant to the “take-or-pay” provisions of a major supply contract.

Gross profit.  Gross profit decreased $24.2 million, or 40.8%, to $35.2 million for the year ended December 31, 2003 from $59.4 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(20.2)	(52.2)%
Systems Integration	(4.0)	(19.7)
Total	$(24.2)

Cabin Management.  Gross profit decreased by $20.2 million, or 52.2% compared to the prior year, primarily due to:

•                  a $20.1 million decrease resulting from lower volume for our business, VIP and head-of-state aircraft furniture and seating products; and

•                  a $1.2 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; offset by

•                  a $1.1 million increase from our other products and services.

Systems Integration.  Gross profit decreased by $4.0 million, or 19.7% compared to the prior year, primarily due to:

•                  a $7.0 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix; and

•                  a $0.3 million decrease in the commercial aircraft systems integration engineering services provided; offset by

•                  a $3.3 million decrease in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $15.4 million, or 38.2%, to $24.9 million for the year ended December 31, 2003, from $40.3 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(11.2)	(46.2)%
Systems Integration	(2.8)	(36.6)
Corporate	(1.4)
Total	$(15.4)

Cabin Management.  SG&A expenses decreased by $11.2 million, or 46.2% compared to the prior year, due to:

•                  a $6.0 million decrease in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; and

•                  a $5.2 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak demand for our products and services.

Systems Integration.  SG&A expenses decreased by $2.8 million, or 36.6% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003.

Research and development expenses.  Research and development expenses were $10.4 million for the year ended December 31, 2003 compared to $0.1 million in the prior year.  As more fully described in “—Change in Accounting Principle,” we elected to change our accounting policy for product development costs incurred for long-term programs after concluding the 2003 fiscal year but retroactively applied the change to the beginning of the year, January 1, 2003.  Commencing January 1, 2003, such costs are classified as a component of research and development expenses.  Expenses would have been $5.0 million in 2002 if the new accounting policy had been in effect during that year.

Cabin Management.  R&D expenses were $8.1 million for the year ended December 31, 2003, principally incurred for the development our new single-design seat technology and new interior furnishing components for a major customer’s new model of aircraft they recently introduced.

Systems Integration.  R&D expenses were $2.3 million for the year ended December 31, 2003, principally for development of several new products.

Impairment of goodwill.  During the year ended December 31, 2003, a $34.0 million charge was recorded to reflect the additional impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The additional impairment results from continuing weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The impairment charge pertains to our furniture manufacturing reporting unit within our Cabin Management Group.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.8 million to $9.8 million for the year ended December 31, 2003 from $10.6 million for the same period in the prior year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002 as follows.

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.3)	(6.6)%
Selling, general and administrative expense	(0.6)	(26.2)
Amortization of intangible assets	0.1	3.1
Total	$(0.8)

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

Cabin Management.  Adjusted EBITDA decreased by $23.6 million, or 72.5%, to $9.0 million for the year ended December 31, 2003 compared to $32.6 million for the same period in the prior year primarily due to:

•                  a $13.6 million decrease in gross profit related to our business, VIP and head-of-state aircraft furniture and seating operations;

•                  an $8.1 million increase in research and development expenses;

•                  a $1.1 million decrease in gross profit related our cabin management and entertainment systems; and

•                  a $0.8 million decrease in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA decreased by $7.1 million, or 39.1%, to $11.0 million for the year ended December 31, 2003 compared to $18.1 million for the same period in the prior year due to lower sales volume and a $2.3 million increase in research and development expenses, partially offset by reduced SG&A spending resulting from workforce reductions.

Operating income (loss).  Operating income decreased $53.3 million to a loss of $37.8 million for the year ended December 31, 2003, from operating income of $15.5 million for the same period in the prior year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(51.2)	(401.8)%
Systems Integration	(3.6)	(32.3)
Corporate	1.5
Total	$(53.3)

Cabin Management.  Operating income decreased by $51.2 million, or 401.8% compared to the prior year, due to:

•                  a $34.0 million goodwill impairment charge in 2003;

•                  a $20.1 million decrease in gross profit, primarily due to lower revenues related to our furniture and seating operations; and

•                  an $8.1 million increase in research and development expenses; offset by

•                  a $6.0 million decrease in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; and

•                  a $5.0 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Systems Integration. Operating income decreased by $3.6 million, or 32.3% compared to the prior year, due to:

•                  a $7.0 million decrease in gross profit resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix;

•                  a $2.3 million increase in research and development expenses; and

•                  a $0.3 million decrease in gross profit in the commercial aircraft systems integration engineering services provided; offset by

•                  a $3.0 million decrease in restructuring charges incurred in 2003 as compared to those recorded in 2002 related to our restructuring activities; and

•                  a $3.0 million decrease in expenses resulting from cost reduction measures implemented in response to lower sales volume resulting from the weak global economic conditions.

Interest expense.  Interest expense increased $0.8 million, or 3.3%, to $26.2 million for the year ended December 31, 2003 compared to $25.4 million for the same period in the prior year.  The increase is attributable to a 1.5% increase in interest rate margins charged by our lenders pursuant to the March 28, 2003 first-lien bank credit facility amendment, partially offset by lower principal balances outstanding during 2003 compared to the prior year.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $1.4 million for the year ended December 31, 2003 and reflects the write-off of deferred financing costs attributable to debt repaid during the year.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Year Ended December 31,
(In millions)	2003	2002

Income tax benefit based on reported pre-tax loss	$33.0	$2.9
Net deferred tax asset valuation allowance	(19.5)	—
Net income tax benefit	$13.5	$3.6

The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

As of December 31, 2003, we had net deferred tax assets of $19.5 million, prior to recording a valuation allowance; net deferred tax liabilities existed in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and, accordingly, represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it is not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of our evaluation, we recorded a $19.5 million valuation allowance, eliminating the net deferred asset, as of December 31, 2002.

We had net deferred tax liability of $16.6 million as of December 31, 2002.  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods ending on or prior to December 31, 2003.

Loss from continuing operations.  The loss from continuing operations increased $46.1 million to a loss of $52.9 million for the year ended December 31, 2003 compared to a loss of $6.8 million for the same period in the prior year, primarily due to:

•                  a $53.3 million decrease in operating income resulting, in part, from a $34.0 million goodwill impairment charge;

•                  a $1.4 million increase in loss on extinguishment of debt; and

•                  a $1.3 million increase in interest and other expenses (net); offset by

•                  a $9.9 million increase in income tax benefit.

Loss from discontinued operations.  Loss from discontinued operations decreased $34.8 million, to a loss of $6.6 million for the year ended December 31, 2003 compared to a loss of $41.4 million for the same period in the prior year.  The decrease is primarily due to:

•                  a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as described below; offset by

•                  the result of operations of the Specialty Avionics Group through May 22, 2003 compared to a full year of operating results included in the prior year.

Cumulative effect of change in accounting principle.  The $13.8 million charge during the year ended December 31, 2003 was to reflect the cumulative effect on continuing operations of the change in accounting for product development costs.  See “—Change in Accounting for Product Development Costs” for additional information.

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

Net loss.  Net loss increased $7.3 million to a net loss of $73.3 million for the year ended December 31, 2003 compared to a net loss of $66.0 million for the same period in the prior year.  The decrease is attributable to:

•                  an increase in loss from continuing operations of $46.1 million; offset by

•                  a decrease in loss from discontinued operations of $34.8 million; and

•                  a decrease in cumulative effect of change in accounting principle of $4.0 million.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, increased $8.3 million to a net loss of $80.1 million for the year ended December 31, 2003 compared to a net loss of $71.8 million for the same period in the prior year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                  a $7.3 million increase in our net loss; offset by

•                  a $1.0 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $35.8 million, or 18.2%, to $161.3 million for the year ended December 31, 2003 compared to $197.1 million for the same period in the prior year.  The decrease in bookings for 2003 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog decreased $8.8 million to $58.0 million as of December 31, 2003 compared to $66.8 million as of December 31, 2002.

As described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions are having an adverse impact on our business, resulting in the decrease in bookings during 2003.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

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

Gross profit.  Gross profit decreased $15.9 million, or 21.1%, to $59.3 million for the year ended December 31, 2002 from $75.2 million for the same period in the prior year.  By segment, gross profit changed as follows:

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.4 million, or 10.0%, to $40.3 million for the year ended December 31, 2002, from $44.7 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(1.2)	(7.3)%
Systems Integration	(2.1)	(22.0)
Corporate	(1.1)
Total	$(4.4)

Cabin Management.  SG&A expenses decreased by $1.2 million, or 7.3% compared to the prior year, due to:

•                  a $4.0 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions; offset by

•                  a $2.8 million increase caused by charges relating to our 2001 and 2002 restructuring activities.

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

Research and development expenses.  Research and development expenses were $0.1 million for the year ended December 31, 2002 compared to $0.7 million in the prior year.  As more fully described in “—Change in Accounting Principle,” we elected to change our accounting policy for product development costs incurred for long-term programs.  Commencing January 1, 2003, such costs are classified as a component of result, research and development expenses.  Expenses would have been $5.0 million in 2002 and $11.7 million in 2001 if the new accounting policy had been in effect during those years.

Impairment of goodwill.  In 2001, an $8.6 million impairment charge was recognized pursuant to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to reflect the impairment resulting from our restructuring activities.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $9.8 million to $10.6 million for the year ended December 31, 2002 compared to $20.4 million for the same period in the prior year, primarily resulting from the adoption of new accounting standards, as follows:

	Increase (Decrease) From 2001
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

Operating income.  Operating income increased $6.7 million to $15.5 million for the year ended December 31, 2002, from $8.8 million for the same period in the prior year.  Operating income changed as follows:

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

Interest expense.  Interest expense decreased $4.3 million, or 14.4%, to $25.4 million for the year ended December 31, 2002 compared to $29.7 million for the same period in the prior year due almost entirely to lower average interest rates charged by our lenders.

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

Loss from continuing operations.  Loss from continuing operations decreased $10.8 million to a loss of $6.8 million for the year ended December 31, 2002, compared to a loss of $17.6 million for the same period in the prior year.  The decrease in loss from continuing operations is attributable to:

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

Income (loss) from discontinued operations.  Income from discontinued operations decreased $44.9 million to a loss of $41.4 million for the year ended December 31, 2002 compared to income of $3.5 million for the same period in the prior year.  The change in income (loss) from discontinued operations is attributable to:

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

Net income (loss).  Net loss increased $52.0 million to a net loss of $66.0 million for the year ended December 31, 2002 compared to a net loss of $14.0 million for the same period in the prior year.  The increase over the prior year is a result of a $10.7 million decrease in loss from continuing operations offset by an increase in loss from discontinued operations of $44.9 million and the cumulative effect of change in accounting principle of $17.8 million.

Net income (loss) applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, increased $52.7 million to a net loss of $71.8 million for the year ended December 31, 2002 compared to a net loss of $19.1 million for the same period in the prior year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                  a $52.0 million net loss increase; and

•                  a $0.7 million increase in accrued 16% mandatorily redeemable preferred stock dividends resulting from the quarterly compounding of accrued dividends.

Bookings.  Bookings decreased $55.7 million, or 22.0%, to $197.1 million for the year ended December 31, 2002 compared to $252.8 million for the same period in the prior year.  The decrease in bookings for 2002 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog decreased $32.7 million to $66.8 million as of December 31, 2002 compared to $99.5 million as of December 31, 2001.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three years ended December 31, 2003, we recorded restructuring, asset impairment and other related pre-tax charges, principally relating to our restructuring activities.  These charges are summarized below.

	Year Ended December 31,
(In millions)	2003	2002	2001

Nature of charges:
Seating Product Line and Furniture Manufacturing Facilities Restructuring	$7.1	$—	$—
Asset Realignment Restructuring	—	6.9	20.1
Seat Manufacturing Facilities Restructuring	—	6.3	—
Adjustment of Previous Restructuring Charge	0.8	—	—
Goodwill impairment charges	41.5	7.7	8.6
Other asset impairment related charges	—	4.3	—
Total pre-tax charges	$49.4	$25.2	$28.7

Business segment recording the charges:
Cabin Management	$41.1	$13.2	$22.4
Systems Integration	0.8	4.0	3.5
Total charged to continuing operations	41.9	17.2	25.9
Discontinued operations (Specialty Avionics)	7.5	8.0	2.8
Total pre-tax charges	$49.4	$25.2	$28.7

Charged to operations:
Cost of sales	$7.3	$10.7	$13.6
Selling, general and administrative expenses	0.6	6.5	3.7
Impairment of goodwill	34.0	—	8.6
Total charged to operations	41.9	17.2	25.9
Charged to discontinued operations (Specialty Avionics)	7.5	8.0	2.8
Total pre-tax charges	$49.4	$25.2	$28.7

Components of charges:
Noncash charges	$37.7	$11.4	$19.6
Cash charges	4.2	5.8	6.3
Total charged to continuing operations	41.9	17.2	25.9
Charged to discontinued operations	7.5	8.0	2.8
Total pre-tax charges	$49.4	$25.2	$28.7

Seating Product Line and Furniture Manufacturing Facilities Restructuring

During the second quarter of fiscal 2003, we consolidated our seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, we recorded pre-tax charges to operations totaling $7.1 million during the second quarter of fiscal 2003, of which $3.6 million were noncash charges.  The charges are comprised of the write-off of excess and obsolete inventory costs related to the discontinued product offerings, lease termination and related charges, and severance and other compensation costs.  These restructuring activities were completed by the end of fiscal 2003.

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

Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for restructuring, asset impairment charges and other related expenses.  During 2002 and 2003, we paid $4.7 million of costs related to this restructuring in cash.  No future cash payment obligations related to these restructuring activities remains as of December 31, 2003.

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

Adjustment of Previous Restructuring Charge

In December 1999, we initiated a plan to reorganize and restructure the operations of two of our subsidiaries within the Systems Integration Group.  The restructuring was a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

In connection with these restructuring activities, we provided for lease termination costs expected to be incurred over the remaining term of the existing long-term lease at the facility being vacated following the restructuring. The expected costs were reduced by estimated sublease income which was based on estimated future market rates and anticipated sublease rental periods.

During 2003, the initial sublease was canceled and we entered into a new sublease agreement.  Due to the deterioration in market rates since 1999, the terms of the new sublease were less favorable than the initial lease.  As a result, we determined that the remaining accrual for lease termination costs was insufficient to cover the net costs expected to be incurred over the remaining lease term.  Consequently, an additional $0.8 million was charged to operations during 2003 for these additional costs.  A payment obligation totaling $0.7 million remains as of December 31, 2003.  The future cash payments will be funded from internally generated cash for operations.

Goodwill Impairment Charges

During 2003, we recorded $41.5 million of goodwill impairment charges.  Impairment charges totaling $34.0 million pertained to goodwill impairment testing pursuant to SFAS No. 142 for our Cabin Management Group and were charged to continuing operations.  The remaining $7.5 million pertained to the sale of the Specialty Avionics Group and was charged to discontinued operations.

During 2002, we recorded a pre-tax charge of $7.7 million related to our annual goodwill impairment testing pursuant to SFAS No. 142.  The charged pertained to discontinued operations.

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

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge to cost of goods sold of $4.3 million related to inventories.  Of this amount, charges totaling $0.3 million pertained to discontinued operations.

Goodwill Impairment Charges

The following discussion should be read in conjunction with Notes 3 and 7 accompanying our financial statements included in this report.

Our results of operations have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.  The table below summarizes the changes in goodwill during the three years ended December 31, 2003.

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2000	$187.8	$33.0	$4.1	$224.9	$131.5
Contingent consideration earned	3.8	—	—	3.8	—
Amortization during the period	(6.6)	(1.2)	(0.2)	(8.0)	(4.7)
Impairment charge (a)	(5.1)	(3.5)	—	(8.6)	—
Cash received upon settlement of asserted claims	(1.2)	—	—	(1.2)	—
Foreign currency translation	—	—	—	—	(0.3)
Balance, December 31, 2001	178.7	28.3	3.9	210.9	126.5

Adoption of SFAS 141 and 142:
Reclassification of intangible assets	3.1	0.4	0.1	3.6	1.3
Transitional impairment charge (b)	(8.5)	(7.9)	(2.3)	(18.7)	(39.4)
Contingent consideration earned	0.6	—	—	0.6	—
Impairment charge (a)	—	—	—	—	(7.7)
Balance, December 31, 2002	173.9	20.8	1.7	196.4	80.7

Impairment charge (a)	(34.0)	—	—	(34.0)	(7.5)
Sale of Specialty Avionics Group	—	—	—	—	(73.2)
Balance, December 31, 2003	$139.9	$20.8	$1.7	$162.4	$—

(a)       Reflects a goodwill impairment charge to operations and reflected as a component of our restructuring, asset impairment and other related charges.  See “—Restructuring, Asset Impairment and Other Related Charges” above.

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

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and our decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, we determined that we should reevaluate the carrying value of goodwill prior to the annual October 31st testing date.  Accordingly, we performed an impairment test of the goodwill associated with the furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, we recorded a pre-tax charge to operations of $34.0 million during the three months ended June 30, 2003.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The annual impairment test on October 31st indicated that no additional impairment had occurred.

Prior to adoption of SFAS No. 142, impairment testing was in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  In 2001, we recorded an $8.6 million pre-tax charge to operations to reflect the impairment loss resulting from our restructuring activities to close a manufacturing facility.

Liquidity and Capital Resources

Our principal cash needs are for debt service, working capital, capital expenditures and strategic acquisitions, as well as to provide DeCrane Holdings with cash to finance its needs, which consists primarily of cash dividends on its preferred stock beginning in 2005, if declared.  Our principal sources of liquidity are expected to be cash flow from operations, potential capital market transactions and third party borrowings, principally under our first-lien credit facility.

Cash Flows During the Year Ended December 31, 2003

Net cash used by operating activities was $19.1 million for the year ended December 31, 2003 and consisted of $12.4 million of cash used by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items and $7.5 million used for working capital, offset by a $0.8 million increase in other liabilities.  The following factors contributed to the $7.5 million working capital increase:

•      a $13.5 million decrease in accrued expenses, primarily resulting from:

•      a $2.5 million decrease in accrued interest due to lower debt levels;

•      a $1.5 million decrease in customer deposits due to lower order activity;

•      a $5.2 million decrease in accrued salaries, wages and payroll related taxes due to cost reduction measures; and

•      a $4.3 million decrease in other accrued liabilities;

•      a $1.1 million decrease in income taxes payable due to lower levels of taxable income; and

•      a $0.3 million net increase in other working capital items; offset by

•      a $4.9 million decrease in accounts receivables due to lower revenues; and

•      a $2.5 million decrease in accounts payable commensurate with lower purchasing volume.

Net cash provided by investing activities was $130.0 million for the year ended and consisted of:

•      net proceeds of $132.2 million from the sale of the Specialty Avionics Group; and

•      net proceeds of $3.2 million from the sale of property and equipment, principally from the sale of facilities vacated pursuant to our restructuring activities; offset by

•      capital expenditures of $4.8 million; and

•      payment of $0.6 million of contingent acquisition consideration.

We anticipate spending approximately $3.0 to $5.0 million for capital expenditures in 2004.  There are no other remaining contingent acquisition payment obligations remaining as of December 31, 2003.

Net cash used for financing activities was $118.2 million for the year ended December 31, 2003.  During the year, we used the net proceeds of $130.7 million from the sale of the Specialty Avionics Group and $80.0 million of second-lien term loan proceeds to:

•      repay $183.7 million first-line term debt;

•      repay $6.0 million of revolving line of credit borrowings;

•      repay $1.9 million of secured long-term debt; and

•      pay $6.6 million of debt issuance costs.

In December 2003, we received second-lien term loans in the aggregate amount of $80.0 million from a syndicate of lenders and used the net proceeds to repay first-lien credit facility indebtedness.  The second-lien debt, which is comprised of $70.0 million of fixed rate debt and $10.0 million of floating rate debt, matures on June 30, 2008.  On both the fixed and floating rate debt, 3% of the interest is pay-in-kind or “accreted” interest, payable at maturity.  The debt is secured by a second lien on substantially all of the Company’s assets.

Debt Obligations and Capital Resources as of December 31, 2003

As of December 31, 2003, first-lien credit facility borrowings and second-lien term debt totaling $90.5 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% subordinated notes, $70.1 million of 15% second-lien term debt and other secured indebtedness totaling $8.8 million outstanding as of the end of the year.  The total annual maturities of all of our indebtedness outstanding as of December 31, 2003 are as follows: 2004 – $1.2 million; 2005 – $4.0 million; 2006 – $13.6 million; 2007 – $66.3 million; 2008 – $180.5 million; and 2009 and thereafter – $3.8 million.

As of December 31, 2003, we had $37.9 million of working capital and $23.8 million of borrowings available under our revolving line of credit, which expires in March 2006.

Financial Condition and Liquidity

As more fully described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions are all adversely impacting our business.  In response, we have implemented a series of restructuring activities as described in “—Restructuring, Asset Impairment and Other Related Charges,” designed to reduce costs and conserve working capital.

During the fourth quarter of fiscal 2002, we further assessed our long-term business strategies in light of current aerospace industry conditions.  In addition, we subsequently determined that we would likely not be in compliance with our first-lien credit facility’s financial covenants in 2003.  We believe that when the aerospace industry recovers, the demand for our Cabin Management and Systems Integration groups’ products and services for business, VIP and head-of-state aircraft will reflect substantial improvement and, accordingly, we decided to focus our resources in these market segments.  To accomplish this objective, we embarked on a plan to sell the Specialty Avionics Group, which is highly dependent on the commercial airline industry.

In March 2003, we amended the first-lien credit facility to permit the sale Specialty Avionics Group and we consummated the sale on May 23, 2003.  As required by the amendment, we used $130.7 million of the proceeds from the sale to repay first-lien credit facility borrowings.  The amendment also relaxed various financial covenants for 2003 and beyond, decreased by $10.0 million the revolving line of credit commitment, increased the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20.0 million aggregate principal amount of our 12% subordinated notes with the proceeds from the sale of junior securities.  Junior securities means: (i) subordinated notes issued by us that are unsecured and do not provide for any scheduled redemptions or prepayments or any sinking fund installment payments or maturities prior to the termination of the first-lien credit facility, or other indebtedness subordinated in right of payment to our obligations under the first-lien credit facility, and whose material terms are satisfactory to the lenders; and (ii) equity securities issued by us.

In December 2003, we further amended the first-lien credit facility to permit the incurrence of $80.0 million of second-lien term debt to refinance a substantial portion of our first lien indebtedness.  This amendment further revised various financial covenants to permit the second-lien debt, extended the scheduled repayment dates of the remaining first-lien debt by 12 to 18 months, reduced the revolving commitment by an additional $16.0 million and extended the commitment by 18 months.  Interest rates charged on the first-lien debt remained unchanged.  We were in compliance with all debt financial covenants during 2003 and are in compliance through the date of this report.

As a result of the foregoing amendments and transactions, the future maturities of our long-term indebtedness have been significantly reduced and extended compared to the end of prior year.  The table below reflects the total annual maturities of our long-debt outstanding as of December 31, 2002 and 2003.

	Aggregate Maturities of Long-Term Debt
(In millions)	As of December 31, 2002	Net Increase (Decrease)	As of December 31, 2003

Total maturities during the year ending December 31,
2003	$16.3	$(16.3)	$—
2004	54.0	(52.8)	1.2
2005	97.7	(93.7)	4.0
2006	107.0	(93.4)	13.6
2007	0.7	65.6	66.3
2008	100.7	79.8	180.5
2009 and thereafter	4.6	(0.8)	3.8
Total aggregate maturities	$381.0	$(111.6)	$269.4

We believe the relaxed maturity schedule through 2006 will coincide with our expectations of the recovery period for the business, VIP and head-of state aircraft market and resulting demand for our products and services.  As a result, we believe our expected operating cash flows, together with borrowings under our first-lien credit facility ($23.8 million of which was available as of December 31, 2003, the commitment for which expires in March 2006), will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

We continue to explore the possible restructuring of our other debt and equity instruments that would improve our liquidity and reduce our cash needs. We have not entered into any commitments to do so and cannot assure you that we will be able to do so in the future.

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2003, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2004	2005 and 2006	2007 and 2008	2009 and Beyond

Long-term debt (a):
First-lien term debt (b)	$80.5	$—	$15.0	$65.5	$—
Second-lien term debt (c)	80.1	—	—	80.1	—
12% subordinated notes (d)	100.0	—	—	100.0	—
Capital lease obligations (e)	3.4	0.5	0.9	0.6	1.4
Other indebtedness (e)	5.4	0.7	1.7	0.6	2.4
Total long-term debt	269.4	1.2	17.6	246.8	3.8

Other long-term liabilities	5.5	—	3.8	1.7	—
Operating lease obligations	14.7	2.9	5.0	2.4	4.4
Mandatorily redeemable preferred stock redemption obligation (f)	43.3	—	—	—	43.3
Total obligations as of December 31, 2003	$332.9	$4.1	$26.4	$250.9	$51.5

(a)       Excludes interest payments.

(b)       The first-lien term debt bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00 to 4.75 for prime rate borrowings and 5.25% to 6.0% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 6.85% as of December 31, 2003.

(c)       The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.71% as of December 31, 2003.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.7 million, including the 3% pay-in-kind interest obligation.

(d)       Interest on the 12% subordinated notes is payable semiannually.

(e)       Interest is generally payable monthly.

(f)        Dividends accrue quarterly at a 16% annual rate.  Prior to June 30, 2005, we may, at our option, pay dividends either in cash or by the issuance of additional shares of preferred stock.  Since the issuance of the preferred stock in June 2000, we have elected to issue additional shares in lieu of cash dividend payments and may continue to do so until June 2005, after which time we are required to pay quarterly dividends in cash, if declared.  If we elect to continue issuing additional shares until June 2005, our mandatory redemption obligation on March 31, 2009, the mandatory redemption date, will be $54.8 million and our annual cash dividend payment obligation will be $8.8 million, payable quarterly, commencing September 2005, if declared.

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future, subject to limitations contained in our first-lien credit agreement, second-lien term notes and the subordinated notes indenture.

The DeCrane Holdings preferred stock has a total redemption value of $71.4 million as of December 31, 2003 and the preferred stock is mandatorily redeemable on September 30, 2009.

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

As of December 31, 2003, we also had an irrevocable standby letter of credit in the amount of $0.2 million issued and outstanding under our first-lien credit facility.

Critical Accounting Policies and Estimates

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

Allowance for uncollectible accounts receivable.  Accounts receivable are reduced by an allowance for amounts that are deemed uncollectible.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of each of our customers and their payment history.  We also provide an allowance based on the age of all receivables for which we have not established a customer-specific allowance.  Generally, we do not require collateral or other security to support accounts receivable, however, under certain circumstances, we require deposits or cash-on-delivery terms.  While our losses have been within our expectations, a deterioration of our customers’ financial condition may require that we provide additional allowances, reducing our operating income in future periods.  Our customers operate in the business, VIP and head-of-state and commercial aircraft industry throughout the world and are being adversely impacted by the acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions.  Accounts receivable of $22.7 million is reduced by an allowance for uncollectible accounts of $1.3 million as of December 31, 2003.

Allowance for excess and obsolete inventory.  Inventories are reduced by an allowance for estimated excess and obsolete inventory.  The allowance is the difference between the cost of the inventory and its estimated market value.  Our market value estimates are based upon existing order backlog, our assumptions about market conditions, including future orders and market pricing.  While our products are not subject to rapid technological obsolescence, we also consider this factor in determining our market value estimates.  If our customers cancel existing orders or actual market conditions, including future orders, are less favorable than we projected, we may provide additional allowances, reducing our gross profit in future periods.  Inventories of $48.2 million were reduced by an allowance for excess and obsolete inventory of $5.2 million as of December 31, 2003.

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

We estimate the fair values of our reporting units using a discounted cash flow approach, taking into consideration projections based on the individual characteristics of the reporting units, historical trends, market multiples for comparable businesses and independent appraisals.  The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on existing backlog, expected future bookings based on our estimate of aircraft deliveries and general market conditions.  Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the goodwill impairment mode, which could significantly change the amount of impairment recorded.  Since we began testing goodwill for impairment in 2002, we have recorded impairment charges totaling $107.3 million, which includes $41.5 million recorded during 2003.

Goodwill with an aggregate book value of $162.4 million remains as of December 31, 2003 and will be subject impairment testing in October 2004, or sooner, if additional events occur or circumstances change such that it is reasonably possible that further impairment may exist.

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

Our impairment review consists of comparing the sum of the expected undiscounted future cash flows resulting from the use of the asset to the carrying value of the assets.  When we determine that the carrying value may not be recoverable, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value.  We measure fair value based on a projected discounted cash flow method using a discount rate we believe to be commensurate with the risk inherent in our current business model.  Net long-lived assets and intangible assets, excluding goodwill, amounted to $56.4 million as of December 31, 2003.

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

We have $19.5 million net deferred tax asset as of December 31, 2003 compared to net deferred tax liabilities in prior years.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during fiscal 2003.  As required by SFAS No. 109, we evaluated each deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, we recorded a $19.5 million valuation allowance, eliminating the net deferred asset, as of December 31, 2003.

In the event actual results differ from our estimates or we adjust these estimates in future periods, we would need to establish an additional valuation allowance in the period such determination is made, which would increase our provision for income taxes.

Revenue and profit recognition under long-term contracts.  Because of relatively long production cycles, a portion of our revenues and profits are recognized under percentage-of-completion method of accounting using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  We use this method because reasonably accurate estimates of the revenue and costs applicable to the various stages of a contract can be made.  Recognized revenues and profits on each contract are subject to revisions as the contract progresses towards completion.  Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known.  Provisions for estimated losses on uncompleted contracts are fully recognized in the period in which such losses are determined.  Approximately 16.7% of our revenues and 41.4% of our gross profit during the year ended December 31, 2003 was recognized under the percentage-of-completion method of accounting.

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

Recently Issued Accounting Pronouncements

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  We will be required to reclassify the 16% mandatorily redeemable preferred stock as a liability commencing January 1, 2004 and reflect quarterly dividend and redemption value accretion as a charge against pre-tax income in future periods.

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

As of December 31, 2003, we had total consolidated indebtedness of approximately $269.4 million and we had $23.8 million of additional revolving line of credit borrowings available under our first-lien credit facility, subject to customary funding conditions.  We also had $43.3 million of mandatorily redeemable preferred stock as of December 31, 2003.  The first-lien credit facility, second-lien term debt and the indenture under which our subordinated notes are issued each also permit us to incur significant amounts of additional debt and to secure that debt with some of our assets.

The amount of debt we carry could have important consequences:

•      It may limit the cash flow available for general corporate purposes and acquisitions.  Interest payments on our debt were $26.0 million for the year ended December 31, 2003.  Earnings from continuing operations were insufficient to cover fixed charges by $66.4 million for the year ended December 31, 2003.

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

Restrictive Covenants.  Our operations and those of our subsidiaries are restricted by the terms of our first-lien credit facility, second-lien term debt and subordinated notes indenture.

Our first-lien credit facility and the indenture under which our subordinated notes are issued limit our flexibility in operating our businesses, including our ability and the ability of our subsidiaries to:

•      incur debt;

•      issue preferred stock;

•      repurchase capital stock or subordinated debt;

•      enter into transactions with affiliates;

•      enter into sale and leaseback transactions;

•      create liens or allow them to exist;

•      pay dividends or other distributions;

•      make investments;

•      sell assets; and

•      enter into mergers and consolidations.

In addition, our first-lien credit facility requires that we satisfy several tests of financial condition, including minimum levels of EBITDA and interest and fixed charges coverage and maximum permitted levels of leverage and senior debt.  Our ability to do so can be affected by events beyond our control, and we cannot be sure that we will meet those tests.  Our failure to do so could result in a default under our loan agreements, which would permit the lenders to terminate their commitments and accelerate all debt including the subordinated notes indenture.  Although we were in compliance with these covenants as of December 31, 2003, we have required amendments on several occasions in recent years to avoid potential defaults and we may not be able to comply with these tests in the future.

The first-lien credit facility second-lien term loans are secured by substantially all our material assets.  If we default under our debt agreements, the lenders could choose to declare all outstanding amounts immediately due and payable, and seek foreclosure of the assets we granted to them as collateral.

Potential Inability to Service Debt.  We will require a significant amount of cash to service our debt and to fund our operations and planned capital expenditures.  Our ability to generate cash depends on cash flows from our subsidiaries and many factors beyond our control.

We will be required to repay $18.8 million of debt through 2006 and substantial amounts thereafter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and —Disclosure of Contractual Obligations and Commitments” for additional information.  Our ability to satisfy our debt obligations and to fund our operations and planned capital expenditures will depend on our ability to generate cash in the future and access to our revolving credit facility, which will terminate in March 2006.  During 2003, we used $19.1 million of cash for operations.  This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that we will generate operating cash flow at all, or that our operating cash flow will be sufficient to meet our anticipated future operating and capital expenditures and debt payments as they become due or that future borrowings will be available to us for such purposes.  If our cash flow in future periods is lower than we expect, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets and/or reduce operating expenses in order to make all required debt service payments.  A reduction in our operating expenses might reduce important efforts, such as selling and marketing programs, management information system upgrades and new product development.  Also, it is likely we will need to refinance all or a portion of our debt on or before maturity.  At that time, we may not be able to refinance our debt on commercially reasonable terms or at all.

We reported a net loss of $73.3 million for the year ended December 31, 2003 and $66.0 million for the same period in 2002.  The 2003 loss includes $13.8 million as a result of a cumulative effect of change in accounting principle, a $6.6 million loss attributable to discontinued operations and $49.4 million of pre-tax restructuring and long-lived asset impairment charges we recorded resulting from our restructuring activities.  The 2002 loss includes $17.8 million as a result of a cumulative effect of change in accounting principle, a $41.4 million loss attributable to discontinued operations and $17.2 million of pre-tax restructuring and long-lived asset impairment charges we recorded resulting from our restructuring activities.  Our restructuring activities were implemented in response to the adverse impact the events described in “—Aerospace Industry Risks” below are having on our business.

Aerospace Industry Risks.  The aerospace industry is cyclical and affected by many factors beyond our control, including geo-political and global economic conditions.

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the civil aircraft markets, principally for business, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, health epidemics and weak global economic conditions are all adversely impacting the aerospace industry and our business.

The business, VIP and head-of-state aircraft portion of our business experienced weakness throughout 2003 as evidenced by various manufacturers’ temporarily suspension of production at various times throughout the year in response to the weak demand for new aircraft.  We believe aircraft deliveries may reflect a modest recovery in 2004 and show continuing recovery thereafter.  We also believe the commercial aircraft portion of our business will experience significant weakness 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

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

A significant decline in business from any one of our key customers could have a material adverse effect on our business.  Our three largest customers accounted for 46.4% of our consolidated revenues for the year ended December 31, 2003 as follows: Boeing – 17.5%; Textron (which includes Cessna) – 16.3%; and Bombardier – 12.6%.  Some of our customers also have the in-house capabilities to perform the services and provide many of the products we offer and, accordingly, could discontinue outsourcing their business to us.

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

As of December 31, 2003, goodwill and other intangible assets represented approximately 61.8% of our total assets.  Intangible assets consist of goodwill and other identifiable intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired.  We may not be able to realize the value of these assets.  Since our January 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is instead subject to annual testing for impairment.  Identifiable intangible assets with finite lives are amortized over their individual useful lives and are also subject to annual impairment testing.  Simply stated, if the carrying value of the asset exceeds the estimated undiscounted future cash flows from the operating activities of the related business, impairment is deemed to have occurred.  In this event, the amount is written down accordingly.  Under current accounting rules, this would result in a charge against income from operations.  Since we began testing goodwill for impairment in 2002, we have recorded impairment charges totaling $107.3 million, which includes $41.5 million recorded during 2003.

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

Environmental laws, particularly the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), may impose strict, retroactive and joint and several liability upon persons responsible for releases or potential releases of hazardous substances and other parties who have some relationship to a site or a source of waste, such as a current or former owner or operator of real property or a party who arranges to transport wastes to a third-party site.  We have sent waste to treatment, storage or disposal facilities that have been designated as National Priority List (more commonly known as Superfund) sites under CERCLA or equivalent listings under state laws.  We have received requests for information or allegations of potential responsibility from the U.S. Environmental Protection Agency regarding our use of several of these sites.  Given the potentially retroactive nature of environmental liability, it is possible that we will receive additional notices of potential liability relating to current or former activities.  We may incur costs in the future for prior waste disposal by us or former owners of our subsidiaries or our facilities.  Some of our operations are also located on properties that may be contaminated to varying degrees.  We may incur costs in the future to address existing or future contamination.  If we incur significant costs in connection with these or other environmental issues, our business and financial condition could be adversely affected.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of December 31, 2003, the current prime rate was 4.00% and the current LIBOR was 1.16%.  Based on $90.5 million of variable-rate debt outstanding as of December 31, 2003, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.12% for LIBOR borrowings, would reduce our pre-tax earnings by $0.9 million annually.  As of December 31, 2002, the current prime rate was 4.75% and the current LIBOR was 1.95%.  Based on $270.2 million of variable-rate debt outstanding as of December 31, 2002, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 2.95% for LIBOR borrowings, would reduce our pre-tax earnings by $2.7 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert our variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.1 million of variable-rate debt converted to fixed-rate debt outstanding as of December 31 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $5.0 million, or 12.5%, to approximately $45.0 million as of December 31, 2003 from $40.0 million as of December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of the sale of the Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Canada, the Far and Middle East and Western Europe, and we have a subsidiary with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are almost always valued and sold in U.S. dollars.  We have entered into forward foreign exchange contracts in the past, primarily to limit the Specialty Avionics Group’s exposure related to foreign inventory procurement and operating costs.  While we have not entered into any such contracts since 1998, we may do so in the future depending on the volume of non-U.S. dollar denominated transactions and our assessment of future foreign exchange rate trends.

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

ITEM 9A.           CONTROLS AND PROCEDURES

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

Name	Age	DeCrane Aircraft	DeCrane Holdings

R. Jack DeCrane (1)(2)	57	Director and Chief Executive Officer	Vice Chairman of the Board of Directors and Chief Executive Officer
Richard J. Kaplan (2)	61	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer	Director, Chief Financial Officer and Assistant Secretary
James E. Mann	51	Vice President, Tax and SEC Compliance	—
Robert G. Martin	66	Senior Vice President and Group President	—
Jeffrey A. Nerland	46	Senior Vice President and Group President	—
Thompson Dean (2)	45	Chairman of the Board of Directors	Chairman of the Board of Directors
Susan C. Schnabel (1)(2)	42	Director	Director
Albert E. Suter (1)(2)	68	Director	Director

(1)       Member of the Compensation Committee; Ms. Schnabel serves as the committee’s chairperson.

(2)       Member of the Audit Committee; the entire board of directors acts as the audit committee.

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

James E. Mann has been our Vice President, Tax and SEC Compliance since January 2000.  During 1999, Mr. Mann was an independent consultant engaged by DeCrane Aircraft to assist with various tax and SEC compliance matters.  From 1992 through 1998, Mr. Mann severed in various capacities with DeCrane Aircraft, most recently as Vice President, Corporate Controller.

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

Thompson Dean has been a director of DeCrane Aircraft and DeCrane Holdings since 1998.  Mr. Dean also served as President of DeCrane Holdings from its inception in 1998 through August 2002.  Mr. Dean has also been the Managing Partner of DLJ Merchant Banking, Inc. since November 1995.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. became an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Mr. Dean serves as a director of AKI Holding Corp., Amatek Holdings S.A., Arcade Holding Corporation, Manufacturers’ Services Limited, Mueller Holdings, Inc., and Von Hoffman Holdings, Inc.

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

Albert E. Suter has been a director of DeCrane Aircraft and DeCrane Holdings since May 2002.  Mr. Suter is a Senior Advisor and Retired Vice Chairman and Chief Operating Officer of Emerson Electric Co., a manufacturer of electrical, electromechanical and electronic products and systems.  Mr. Suter has served Emerson in various capacities since 1989.  Mr. Suter serves as a director of Furniture Brands International, Inc. and TK Aluminum, Ltd.

Audit Committee Financial Expert

The entire board of directors of DeCrane Aircraft and DeCrane Holdings serves as each Company’s audit committee.  The board of directors has carefully considered the definition of “audit committee financial expert” adopted by the United States Securities and Exchange Commission and has determined that Mr. Kaplan is an audit committee financial expert.  Mr. Kaplan is not independent under Rule 10a-3.

Code of Ethics

DeCrane Aircraft and DeCrane Holdings has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer and all employees performing accounting functions.  A copy of the Code of Ethics is available, without charge, upon written request to the Chief Financial Officer of DeCrane Aircraft at 2361 Rosecrans Avenue, Suite 180, El Segundo, CA 90245.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the three years ended December 31, 2003.  Columns and tables have been omitted, as permitted by Securities and Exchange Commission rules, because there has been no compensation awarded to, earned by or paid to any of the named executive officers required to be reported in the omitted column or table during any of the years in the three year period ended December 31, 2003.

				All Other Compensation
				Securities
		Annual Compensation		Underlying
Name	Year	Salary	Bonus	Options (1)	Other (2)

R. Jack DeCrane (3)	2003	$355,144	$—	—	$13,533
Chief Executive Officer and	2002	355,144	750,000	—	19,477
Director	2001	352,906	1,290,000	—	15,741

Richard J. Kaplan (4)	2003	212,200	—	—	4,649
Senior Vice President and Director	2002	212,200	330,000	—	9,029
	2001	212,200	470,000	—	5,809

James E. Mann (5)	2003	146,200	20,000	—	671
Vice President, Tax and SEC	2002	146,200	33,000	—	4,583
Compliance	2001	146,200	40,000	—	3,961

Robert G. Martin (6)	2003	222,789	—	—	9,434
Senior Vice President	2002	222,789	300,000	—	6,500
	2001	222,789	403,639	—	6,275

Jeffrey A. Nerland (7)	2003	210,000	—	—	1,044
Senior Vice President	2002	210,000	250,000	—	6,507
	2001	191,794	290,000	—	5,541

(1)       Number of shares of common stock of DeCrane Holdings issuable upon exercise of options granted pursuant to our management incentive plan during the applicable fiscal year.

(2)       Comprised of life insurance premiums and matching contributions to the Company’s 401(k) Retirement Plan.

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

(5)       Mr. Mann has served as our Vice President, Tax and SEC Compliance, since January 1, 2000.

(6)       Mr. Martin served as President of PATS since we acquired it in January 1999 through December 2002.  In December 2001, Mr. Martin became the President of our Systems Integration Group.

(7)       Mr. Nerland served as Vice President, Business Development, from January 1999 through December 2001 and was appointed Senior Vice President in March 2001.  In December 2001, Mr. Nerland became our President of the Cabin Management Group.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2003, no options to purchase shares of DeCrane Holdings common stock were granted pursuant to the management incentive plan.  See “—Employment Agreements and Compensation Arrangements—Incentive Plans.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by our executive officers during the year ended December 31, 2003.  The following table sets forth information about the stock options held by the executive officers named below as of December 31, 2003.

Name	Number of Securities Underlying Unexercised Options Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) Exercisable / Unexercisable

R. Jack DeCrane
Exercisable at $23.00 per share	36,253 / 73,605	$ — / —
Richard J. Kaplan
Exercisable at $23.00 per share	9,840 / 19,976	–– / ––
Exercisable at $35.00 per share	972 / 1,974	–– / ––
James E. Mann
Exercisable at $23.00 per share	644 / 1,306	–– / ––
Exercisable at $35.00 per share	330 / 670	–– / ––
Robert G. Martin
Exercisable at $23.00 per share	5,954 / 12,088	–– / ––
Exercisable at $35.00 per share	990 / 2,010	–– / ––
Jeffrey A. Nerland
Exercisable at $23.00 per share	3,641 / 7,391	–– / ––
Exercisable at $35.00 per share	1,650 / 3,350	–– / ––

(1)       All unexercised options had an exercise price above fair market value as of December 31, 2003.  Since the common stock of DeCrane Holdings is privately-held, there is no established public trading market for its shares.  The Board of Directors determines the fair value of stock options granted and the fair value of the common stock as of any given period-end date based on the aggregate enterprise value of DeCrane Holdings.  Enterprise value is computed based upon a multiple of Adjusted EBITDA, as reflected in our financial statements, and the multiple is based upon comparable data from other publicly-held companies as well as publicly available information on privately-held companies.  The Board of Directors did not determine the specific fair value of the common stock as of December 31, 2003, but did conclude that fair value was below $23.00 per share, the lowest exercise price of any options granted.

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

Change of Control Agreements

In August 2002, we entered into change of control agreements with each of our executive officers, other than Mr. DeCrane, whose above described employment agreement contains provisions concerning change of control, and Mr. Mann.  The agreements, which replaced earlier agreements which had expired, provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer’s employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability or terminated by the officer for good reason, DeCrane Aircraft is required to pay such executive a lump sum equal to his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

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

Incentive Plans

Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries.  The Compensation Committee of the Board of Directors of DeCrane Holdings administers the management incentive plan.  The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009.  Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria.  As of December 31, 2003, 34% of the options granted pursuant to the plan are vested and exercisable.  We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

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

During the year ended December 31, 2003, several DeCrane Aircraft management members surrendered 107,330 shares.  In accordance with the terms of notes evidencing the loans, DeCrane Aircraft canceled the notes.

Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and certain other employees of DeCrane Aircraft and its subsidiaries.  The bonus pool, which is approved by the compensation committee, is adjusted each year based on the achievement of certain financial measures, including Adjusted EBITDA, as defined, generated by the relevant participant’s operating unit.  Bonus payments are generally made in the quarter following the end of the year or period to which they pertain.

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

Directors

Selection of Directors and Term of Office

DLJ Merchant Banking Partners II, L.P. is entitled to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft as described in “Certain Relationships and Related Transactions—Investors’ Agreement.”  At least one of such directors selected by DLJ Merchant Banking on each board must be an independent director as defined in the agreement.  Mr. Suter is an independent director.  All directors hold office until their successor is designated and qualified.

Directors’ Compensation

The directors of DeCrane Holdings and DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors or committees thereof.  However, Albert E. Suter, an independent director not affiliated with any investor in DeCrane Holdings, receives a director’s fee of $50,000 per year.  In addition, the Board of Directors of DeCrane Holdings authorized the issuance of options to purchase 7,500 shares of DeCrane Holdings common stock to Mr. Suter under the same terms as the management incentive plan.  See “Certain Relationships and Related Transactions—Transactions with Management and Others—Recent Transactions” for additional information.  Also, Mr. Suter is reimbursed for out-of-pocket expenses.  We expect to continue these policies.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

DeCrane Aircraft

As of March 15, 2004, DeCrane Aircraft has the following securities issued and outstanding:

•      100 shares of common stock, which are owned by one stockholder; and

•      250,000 shares of non-voting 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, which are owned by seven stockholders.

The following table sets forth the beneficial ownership of DeCrane Aircraft’s voting and non-voting securities as of March 15, 2004 by its principal owners and its executive officers and directors.

	Common Stock (2)		16% Senior Redeemable
	Number		Preferred Stock
	of Shares,		Number
	Partially		of
Name of Beneficial Owner (1)	Diluted	Percentage	Shares	Percentage

DeCrane Holdings Co. c/o DLJ Merchant Banking Partners II, L.P. Eleven Madison Avenue, New York, NY 10010	100	100.0%	—	—
DLJ Merchant Banking Partners II, L.P. affiliates (3) Eleven Madison Avenue, New York, NY 10010	—	—	200,000	80.0%

	Common Stock (2)		16% Senior Redeemable
	Number		Preferred Stock
	of Shares,		Number
	Partially		of
Name of Beneficial Owner (1)	Diluted	Percentage	Shares	Percentage

Thompson Dean (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—	—	—
Susan C. Schnabel (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—	—	—
Putnam Investment Management, Inc. and affiliates (5) One Post Office Square, Boston, MA 02109	—	—	29,000	11.6%
Neon Capital Limited. c/o Deutsche Bank (Cayman) Limited P.O. Box 1984, George Town Cayman Islands, British West Indies	—	—	21,000	8.4%
Albert E. Suter	—	—	—	—
R. Jack DeCrane	—	—	—	—
Richard J. Kaplan	—	—	—	—
James E. Mann	—	—	—	—
Robert G. Martin	—	—	—	—
Jeffrey A. Nerland	—	—	—	—
All directors and named executive officers as a group (eight persons)	—	—	—	—

(1)       Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)       The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 15, 2004.

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

•      Putnam High Yield Trust

•      Putnam Variable Trust – Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

DeCrane Holdings

As of March 15, 2004, DeCrane Holdings has the following securities issued and outstanding:

•      4,009,297 shares of common stock, which is owned by 31 stockholders; and

•      342,417 shares of non-voting 14% Senior Redeemable Exchangeable Preferred Stock Due 2009, which is owned by 18 stockholders.

The following table sets forth the beneficial ownership of DeCrane Holdings’ voting and non-voting securities as of March 15, 2004 by its principal owners and its executive officers and directors.

	Common Stock (2)			14% Senior Redeemable
	Number			Preferred Stock
	of Shares,			Number
	Partially			of
Name of Beneficial Owner (1)	Diluted	Percentage		Shares	Percentage

DLJ Merchant Banking Partners II, L.P. and affiliates (3) Eleven Madison Avenue, New York, NY 10010	4,179,530	97.7%		340,000	99.3%
Thompson Dean (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—		—	—
Susan C. Schnabel (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—		—	—
Albert E. Suter (5)	8,704		*	—	—
R. Jack DeCrane (6)	36,253		*	—	—
Richard J. Kaplan (7)	10,812		*	—	—
James E. Mann (8)	974		*	—	—
Robert G. Martin (9)	6,944		*	—	—
Jeffrey A. Nerland (10)	5,291		*	—	—
All directors and named executive officers as a group (eight persons)	68,978	1.7%		—	—

*          Less than 1.0%

(1)       Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)       The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 15, 2004.

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

(5)       Includes 2,500 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

(6)       Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

(7)       Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

(8)       Includes 974 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

(9)       Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

(10)     Includes 5,291 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

We have a Management Incentive Stock Option Plan under which shares of DeCrane Holdings common stock are authorized for issuance to employees and directors in exchange for their services.  In 1999, we also granted DeCrane Holdings incentive common stock options to non-employees in exchange for consulting and advisory services.  Our Management Incentive Stock Option Plan and the stock options awarded to non-employees are approved by our security holders.  The following table provides aggregate information regarding the shares of DeCrane Holdings common stock that may be issued upon the exercise of the options as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

Equity compensation plans approved by security holders:
Management Incentive Stock Option Plan	239,515	$24.15	107,490
Incentive stock options granted to non-employees	44,612	23.00	—

Equity compensation plans not approved by security holders	—	—	—
Total	284,127	23.97	107,490

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

Transactions with Management and Others

Arrangements with Other CSFB / DLJ Affiliates

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement, syndication and administration of our first-lien credit facility, second-lien debt and as lenders thereunder.  Credit Suisse First Boston LLC is the sole market-maker for our subordinated notes.  In addition, DeCrane Aircraft is obligated to pay CSFB Corporation an annual advisory fee, currently in the amount of $350,000 per year.  We may from time to time enter into other investment banking relationships with CSFB Corporation or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith.  We expect that any such arrangement will include provisions for the indemnification of CSFB Corporation against liabilities, including liabilities under the federal securities laws.

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

Transactions During 2003 and 2004

Securities and Exchange Commission rules require we briefly describe transactions, or series of similar transactions, with specified persons (as defined in the rules) and involving amounts exceeding $60,000, which have occurred since January 1, 2003, the beginning of our most recent fiscal year.  These transactions are briefly described below and are also described in the notes accompanying our financial statements included in this report.

Year Ended December 31, 2003

The following transactions occurred during the year ended December 31, 2003.

•      DeCrane Aircraft sold its Specialty Avionics Group on May 23, 2003.  CSFB Corporation served as DeCrane Aircraft’s financial advisors for the transaction and received customary fees and reimbursement of expenses in connection with the transaction.

•      DeCrane Aircraft amended its first-lien credit facility in connection with the sale of its Specialty Avionics Group in March 2003 and in connection with issuance of second-lien term debt in December 2003.  Credit Suisse First Boston received customary fees and reimbursement of expenses in connection with obtaining these amendments.  Credit Suisse First Boston was also paid an annual fee for serving as administrative agent for the first-lien credit facility and second-lien term debt.

•      DeCrane Aircraft paid Credit Suisse First Boston a fee for arranging the syndication of its second-lien term debt in December 2003.

•      CSFB Corporation received an annual advisory fee.

CSFB and affiliated funds and entities were paid an aggregate of $9.7 million in connection with the above transactions.

January 1, 2004 to the Present

The following transactions occurred during the period from January 1, 2004 to the date of this report:

•      CSFB Corporation has received $87,500 of its annual advisory fee for 2004.

•      CSFB Corporation has also received $375,000 for additional financial advisory services.

Indebtedness of Executive Officers and Directors

Securities and Exchange Commission rules require we disclose indebtedness owed to us by our executive officers and directors that individually exceeded $60,000 at any time during the year ended December 31, 2003.

All indebtedness set forth below results from purchases of DeCrane Holdings common stock in transactions consummated prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002 and was payable to DeCrane Aircraft.  Beginning July 30, 2002, we no longer provide loans to directors or executive officers as mandated by the Act.  The indebtedness, plus accrued interest, is collateralized by shares of DeCrane Holdings stock.  On December 29, 2003, the executive officers listed in the table surrendered the shares of stock collateralizing the loans.  In accordance with the terms of notes evidencing the loans, DeCrane Aircraft canceled the notes.  See “Item 10. Directors and Executive Officers of the Registrant” for information regarding each individual’s relationship with DeCrane Aircraft and DeCrane Holdings.

The table sets forth the maximum amount of indebtedness during the year ended December 31, 2003.  None of the indebtedness remains as of December 31, 2003.

Name	Number of Shares Held as Collateral (1)	Interest Rate (2)	Maximum Indebtedness to DeCrane Aircraft During the Year Ended December 31, 2003
			Principal (3)	Accrued Interest (4)	Total

R. Jack DeCrane	56,521	5.74%	$649,991	$163,992	$813,983
Richard J. Kaplan	21,739	5.74	249,998	63,074	313,072
James E. Mann	4,347	5.74	49,990	12,613	62,603
Robert G. Martin	4,347	5.74	49,990	12,613	62,603
Jeffrey A. Nerland	6,521	5.74	74,991	18,920	93,911

(1)       Reflects the number of shares of DeCrane Holdings common stock held by DeCrane Aircraft as collateral for the loans.

(2)       Reflects the applicable federal rate of interest charged on the loans.  Interest is compounded annually.

(3)       Reflects the original principal amount of the loans.

(4)       Reflects accrued interest payable through December 29, 2003, the date the stock was surrendered.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Audit and Non-Audit Fees and Services

The aggregate fees billed by PricewaterhouseCoopers LLP (“PWC”), our independent accountants, in fiscal years 2003 and 2002 were as follows:

	Year Ended December 31,
(In thousands)	2003	2002

Audit fees (1)	$383	$253
Audit related fees (2)	358	181
Tax fees (3)	479	206
All other fees	—	—
Consolidated totals	$1,220	$640

(1)       Reflects fees for the audits of our annual financial statements included in our Form 10-K’s and the review of the quarterly financial statements included in our Form 10-Q’s for fiscal years 2003 and 2002.

(2)       Includes fees for due diligence related to acquisitions, stand-alone audits of acquisition targets and dispositions, employee benefit plan audits and consents related to SEC filings.

(3)       Reflects fees for federal, state, local and foreign tax compliance, advisory (including due diligence related to acquisitions and dispositions) and planning services.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-approval Policies and Procedures

The Board of Directors, acting as the audit committee, has adopted policies and procedures for pre-approving all non-audit work performed by PWC after January 1, 2003.  Specifically, the policies and procedures prohibit PWC from performing any services for the Company or its subsidiaries without the prior approval of the audit committee, except that the audit committee pre-approved the use of PWC for tax compliance, advisory and planning services.

All of the services provided by PWC in 2003 were approved by the audit committee pursuant to the approval policies described above.  None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

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

3.         Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Filing Reference	Exhibit Description

2.1	(17)

Stock Purchase Agreement dated as of March 14, 2003 among Wings Holdings, Inc. and DeCrane Aircraft Holdings, Inc. and DeCrane Holdings Co. relating to the purchase and sale of 100% of the Common Stock of Avtech Corporation and Tri-Star Electronics International, Inc. and 100% of the Membership Interest of Aerospace Display Systems, LLC

3.2.1	(1)	Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.

3.2.1.1	(14)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001

3.2.2	*	Bylaws of DeCrane Aircraft Holdings, Inc., as amended on February 2, 2004

3.3.1	(1)	Articles of Incorporation of Audio International, Inc.

3.3.2	(1)	Amended & Restated Bylaws of Audio International, Inc.

3.4.1	(1)	Articles of Incorporation of Hollingsead International, Inc.

3.4.2	(1)	Bylaws of Hollingsead International Inc.

3.5.1	*	Certificate of Formation and Certificate of Merger for PATS Aircraft, LLC

3.5.2	*	Limited Liability Company Operating Agreement for PATS Aircraft, LLC

Exhibit Number	Filing Reference	Exhibit Description

3.6.1	(3)	Articles of Incorporation of PPI Holdings, Inc.

3.6.2	(3)	Bylaws of PPI Holdings, Inc.

3.7.1	(3)	Articles of Incorporation of Precision Pattern, Inc.

3.7.2	(3)	Bylaws of Precision Pattern, Inc.

3.8.1	(9)	Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC

3.8.2	(9)	Limited Liability Company Operating Agreement for Custom Woodwork & Plastics, LLC

3.9.1	(4)	Articles of Incorporation of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.9.1.1	(15)	Certificate of Amendment of Articles of Incorporation of PCI Acquisition Co., Inc. (changing its name to PCI Newco, Inc.)

3.9.2	(4)	Bylaws of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.10.1	(5)	Articles of Incorporation DAH-IP Holdings, Inc.

3.10.2	(5)	Bylaws of DAH-IP Holdings, Inc.

3.11.1	(5)	Articles of Incorporation of DAH-IP Infinity, Inc.

3.11.2	(5)	Bylaws of DAH-IP Infinity, Inc.

3.12.1	(5)	Certificate of Limited Partnership of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.)

3.12.1.1	(15)	Certificate of Amendment of the Certificate of Limited Partnership of DAH-IP Acquisition Co., L.P. (changing its name to The Infinity Partners, LTD.)

3.12.2	(5)

Limited Partnership Agreement of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) among DAH-IP Holdings, Inc., the General Partner, and DeCrane Aircraft Holdings, Inc., the Limited Partner

3.12.3	(5)	Assignment of Partnership Interest in The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) by DeCrane Aircraft Holdings, Inc. to DAH-IP Infinity, Inc.

3.13.1	(7)	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC

3.13.2	(7)	Limited Liability Company Agreement of Carl F. Booth & Co., LLC

3.14.1	(9)	Restated Articles of Incorporation of ERDA, Inc.

3.14.1.1	(16)	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.)

3.14.2	(9)	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)

3.15.1	(16)	Certificate of Formation of DeCrane Cabin Interiors, LLC

3.15.2	(16)	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC

3.16.1	*	Certificate of Incorporation of DeCrane Cabin Interiors – Canada, Inc.

3.16.2	*	Bylaws of DeCrane Cabin Interiors – Canada, Inc.

4.1	(1)	Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company

Exhibit Number	Filing Reference	Exhibit Description

4.1.1	*	Supplemental Indenture dated December 11, 2003 among PATS Aircraft, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.2	(2)	Supplemental Indenture dated April 23, 1999 among PPI Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.3	(11)

Supplemental Indenture dated August 5, 1999 among CWP Acquisition, Inc. d/b/a Custom Woodwork & Plastics, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.4	(11)	Supplemental Indenture dated October 6, 1999 among PCI Acquisition Co., Inc. d/b/a PCI Newco, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.5	(11)

Supplemental Indenture dated December 17, 1999 among DAH-IP Acquisition, L.P. d/b/a Infinity Partners, L.P., DAH-IP Holdings, Inc., DAH-IP Infinity, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.6	(11)	Supplemental Indenture dated May 11, 2000 among Booth Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.7	(11)	Supplemental Indenture dated June 30, 2000 among ERDA, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.8	(18)	Supplemental Indenture dated June 17, 2003 among DeCrane Cabin Interiors, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.9	*	Supplemental Indenture dated January 1, 2004 among DeCrane Cabin Interiors — Canada, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.2	(1)	A/B Exchange Registration Rights Agreement among DeCrane Aircraft Holdings, Inc., the subsidiary guarantors, and DLJ Securities Corporation

4.5	(1)	Form of DeCrane Aircraft 12% Senior Subordinated Notes due 2008

4.6	(9)	Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009

4.6.1	(11)	Amendment to the Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 dated October 5, 2000

4.7	(9)	Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock

4.7.1	(11)

Amendment No. 1 to the Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock dated October 6, 2000

10.1	(9)	Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein

Exhibit Number	Filing Reference	Exhibit Description

10.2	(11)	Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein

10.5	(1)	Tax Sharing Agreement dated March 15, 1993 between DeCrane Aircraft and several subsidiaries

10.6 **	(1)	Employment Agreement dated July 17, 1998 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.6.1 **	(12)	First Amendment to Employment Agreement dated May 5, 2000 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.7 **	(1)	401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln National Life Insurance Company

10.8	(1)	Form of Subscription Agreement for DeCrane Holdings Co. common and preferred stock by certain members of Global Technology Partners LLC

10.10	(1)	Credit Agreement dated August 28, 1998 by and among DeCrane Aircraft Holdings, Inc. (successor by merger to DeCrane Finance Co.) and DLJ Capital Funding, Inc.

10.10.1	(1)	First Amendment to Credit Agreement dated January 22, 1999

10.10.2	(6)

Second Amended and Restated Credit Agreement dated as of December 17, 1999 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.3	(8)

Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.3.1	(11)

First Amendment to the Third Amended and Restated Credit Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.4	(13)

Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000

10.10.5	(15)

Second Amendment to the Third Amended and Restated Credit Agreement dated as of March 19, 2002 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.10.6	(17)

Third Amendment to the Third Amended and Restated Credit Agreement dated as of March 31, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

Exhibit Number	Filing Reference	Exhibit Description

10.10.7	*

Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of December 10, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.), as syndication and administrative agent for the lenders

10.11	(1)	General Terms Agreement between The Boeing Company and PATS, Inc. dated February 17, 1998

10.11.1	(1)	Special Business Provisions between The Boeing Company and PATS, Inc. dated February 17, 1998

10.11.2	(1)	Letter Agreement between The Boeing Company and DeCrane Aircraft Holdings, Inc. dated January 15, 1999

10.11.3	(19)	Addendum 6-5723-03-064 to the Special Business Provisions between The Boeing Company and PATS, Inc. dated April 16, 2003

10.12	*

Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston (acting through its Cayman Islands Branch), as syndication and administrative agent for the lenders

10.19 **	(5)	Amended Management Incentive Stock Option Plan

10.20 **	(5)	Amended Stock Subscription Agreement

10.21 **	(5)	Amended Incentive Bonus Plan

10.23 **	(17)	Form of Change of Control Agreements between DeCrane Aircraft Holdings, Inc. and certain executives

12.1	*	Computation of Earnings to Fixed Charges Ratios

18	*	Letter regarding change in accounting principle effective January 1, 2003

21.1	*	List of Subsidiaries of Registrant

31.1	*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)        Filed as an exhibit to our Form 8-K dated August 5, 1999 filed with the Commission on October 19, 1999.

(5)        Filed as an exhibit to our Form 8-K dated December 17, 1999 filed with the Commission on December 31, 1999.

(6)        Filed as an exhibit to our Form 10-K dated December 31, 1999 filed with the Commission on March 30, 2000.

(7)        Filed as an exhibit to our Form 8-K dated May 11, 2000 filed with the Commission on May 25, 2000.

(8)        Filed as an exhibit to our Form 8-K (Amendment No. 1) dated May 11, 2000 filed with the Commission on June 16, 2000.

(9)        Filed as an exhibit to our Form 8-K (Amendment No. 1) dated June 30, 2000 filed with the Commission on August 2, 2000.

(10)      Filed as an exhibit to our Form 10-Q dated June 30, 2000 filed with the Commission on August 14, 2000.

(11)      Filed as an exhibit to our Form 10-Q dated September 30, 2000 filed with the Commission on November 14, 2000.

(12)      Filed as an exhibit to our Form 10-K dated December 31, 2000 filed with the Commission on March 30, 2001.

(13)      Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001.

(14)      Filed as an exhibit to our Form 10-Q dated September 30, 2001 filed with the Commission on November 13, 2001.

(15)      Filed as an exhibit to our Form 10-K dated December 31, 2001 filed with the Commission on March 27, 2002.

(16)      Filed as an exhibit to our Form 10-Q dated March 31, 2002 filed with the Commission on May 13, 2002.

(17)      Filed as an exhibit to our Form 10-K dated December 31, 2002 filed with the Commission on April 15, 2003.

(18)      Filed as an exhibit to our Registration Statement (Registration No. 333-106381) on Form S-1 filed with Commission on June 23, 2003.

(19)      Filed as an exhibit to our Registration Statement (Registration No. 333-106381) on Form S-1 (Amendment No. 1) filed with Commission on August 12, 2003.

(20)      Filed as an exhibit to our Registration Statement (Registration No. 333-106381) on Form S-1 (Amendment No. 2) filed with Commission on September 18, 2003.

(b)       Reports of Form 8-K Filed During the Quarter Ended December 31, 2003

On November 26, 2003 we filed a Form 8-K Current Report regarding the Company receiving commitments from financial institutions for an $80.0 million syndicated second-lien term loan.

On December 11, 2003 we filed a Form 8-K Current Report regarding the Company receiving requisite lender approval to permit the $80.0 million syndicated second-lien term loan.

On December 22, 2003 we filed a Form 8-K Current Report regarding the Company completing the $80.0 million syndicated second-lien term loan financing.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

By:	/s/ R. Jack DeCrane	By:	/s/ Richard J. Kaplan
	R. Jack DeCrane		Richard J. Kaplan
	Chief Executive Officer		Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thompson Dean	By:	/s/ R. Jack DeCrane
	Thompson Dean		R. Jack DeCrane
	Chairman of the Board of Directors		Director

By:	/s/ Richard J. Kaplan	By:	/s/ Susan C. Schnabel
	Richard J. Kaplan		Susan C. Schnabel
	Director		Director

By:	/s/ Albert E. Suter
Albert E. Suter
Director

Date:	March 25, 2004

Index to Consolidated Financial Statements and Financial Statement Schedules

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of

DeCrane Aircraft Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company decided to discontinue the use of program accounting for the costs of products manufactured for delivery under production-type contracts in 2003.  As a result, certain deferred program costs are no longer included in inventory commencing January 1, 2003.

As discussed in Note 7, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company ceased amortizing goodwill as of January 1, 2002.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California

March 25, 2004

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2003	2002

Assets

Current assets:
Cash and cash equivalents	$6,936	$12,421
Accounts receivable, net	21,455	26,354
Inventories	42,981	59,300
Deferred income taxes	—	16,430
Prepaid expenses and other current assets	1,082	1,724
Assets of discontinued operations	—	160,741
Total current assets	72,454	276,970

Property and equipment, net	30,900	36,139
Goodwill	162,430	196,430
Other assets, principally intangibles, net	38,092	39,428
Total assets	$303,876	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$1,198	$16,317
Accounts payable	15,462	13,055
Accrued liabilities	17,890	31,494
Liabilities of discontinued operations	—	19,928
Total current liabilities	34,550	80,794

Long-term debt	268,208	364,700
Deferred income taxes	—	27,077
Other long-term liabilities	5,464	7,364

Commitments and contingencies (Note 13)

Mandatorily redeemable preferred stock	40,835	34,081

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized as of December 31, 2003 and 2002; 100 shares issued and outstanding as of December 31, 2003 and 2002	—	—
Additional paid-in capital	112,987	121,212
Notes receivable for shares sold	(1,268)	(2,591)
Accumulated deficit	(156,632)	(83,309)
Accumulated other comprehensive loss	(268)	(361)
Total stockholder’s equity (deficit)	(45,181)	34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$303,876	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2003	2002	2001

Revenues	$170,109	$229,841	$272,112
Cost of sales	134,953	170,485	196,866

Gross profit	35,156	59,356	75,246

Operating expenses:
Selling, general and administrative expenses	24,896	40,262	44,731
Research and development expenses	10,440	56	698
Impairment of goodwill	34,000	—	8,583
Amortization of goodwill and other intangible assets	3,651	3,540	12,436
Total operating expenses	72,987	43,858	66,448

Income (loss) from operations	(37,831)	15,498	8,798

Other expenses:
Interest expense	26,219	25,376	29,645
Loss on extinguishment of debt	1,439	—	—
Other expenses, net	945	505	634

Loss from continuing operations before income taxes	(66,434)	(10,383)	(21,481)
Income tax benefit	13,496	3,621	3,933

Loss from continuing operations	(52,938)	(6,762)	(17,548)

Income (loss) from discontinued operations, net of tax	(6,621)	(41,396)	3,546
Cumulative effect of changes in accounting principles	(13,764)	(17,828)	—

Net loss	(73,323)	(65,986)	(14,002)

Accrued preferred stock dividends	(6,286)	(5,373)	(4,593)
Preferred stock redemption value accretion	(468)	(468)	(468)

Net loss applicable to common stockholder	$(80,077)	$(71,827)	$(19,063)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

			Additional	Notes Receivable		Accumulated Other
	Common Stock		Paid-in	For Shares	Accumulated	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Sold	Deficit	Loss	Total

Balance, December 31, 2000	100	$—	$127,315	$(2,552)	$(3,321)	$—	$121,442

Comprehensive loss:
Net loss	—	—	—	—	(14,002)	—	(14,002)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(88)	(88)
							(14,090)

Accrued preferred stock dividends	—	—	(4,593)	—	—	—	(4,593)

Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)

Compensatory stock option expense	—	—	215	—	—	—	215

Notes receivable interest accrued	—	—	—	(116)	—	—	(116)

Balance, December 31, 2001	100	—	122,469	(2,668)	(17,323)	(88)	102,390

Comprehensive loss:
Net loss	—	—	—	—	(65,986)	—	(65,986)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(273)	(273)
							(66,259)

Capital contribution	—	—	5,000	—	—	—	5,000

Return of capital in connection with the repurchase of common stock, net of related note receivable repaid and tax benefit of options exercised	—	—	(554)	200	—	—	(354)

Accrued preferred stock dividends	—	—	(5,373)	—	—	—	(5,373)

Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)

Compensatory stock option expense	—	—	138	—	—	—	138

Notes receivable interest accrued	—	—	—	(123)	—	—	(123)

Balance, December 31, 2002	100	—	121,212	(2,591)	(83,309)	(361)	34,951

Comprehensive income (loss):
Net loss	—	—	—	—	(73,323)	—	(73,323)
Unrealized gain on interest rate swap contract	—	—	—	—	—	93	93
							(73,230)

Common stock (collateral) surrendered and cancellation of the related notes	—	—	(1,471)	1,471	—	—	—

Accrued preferred stock dividends	—	—	(6,286)	—	—	—	(6,286)

Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)

Notes receivable interest accrued	—	—	—	(148)	—	—	(148)

Balance, December 31, 2003	100	$—	$112,987	$(1,268)	$(156,632)	$(268)	$(45,181)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2003	2002	2001

Cash flows from operating activities:
Net loss	$(73,323)	$(65,986)	$(14,002)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	13,764	17,828	—
Net (income) loss from discontinued operations	6,621	41,396	(3,546)
Loss on extinguishment of debt	1,439	—	—
Noncash portion of restructuring, asset impairment and other related charges	37,664	11,456	19,558
Depreciation and amortization	12,589	13,304	22,582
Deferred income taxes	(11,461)	690	2,322
Other, net	331	110	389
Changes in assets and liabilities:
Accounts receivable	4,899	14,969	(5,508)
Inventories	(518)	(4,792)	(10,427)
Prepaid expenses and other assets	241	155	(2,126)
Accounts payable	2,407	(1,458)	409
Accrued liabilities	(13,496)	(16,418)	(7,321)
Income taxes payable	(1,079)	438	3
Other long-term liabilities	834	28	(400)
Net cash provided by (used for) operating activities	(19,088)	11,720	1,933

Cash flows from investing activities:
Net cash proceeds from sale of Specialty Avionics Group	132,223	—	—
Proceeds from sale of property and equipment	3,208	—	636
Capital expenditures	(4,797)	(4,356)	(10,191)
Cash paid for acquisitions	(606)	(5,890)	(13,529)
Net cash provided by (used for) investing activities	130,028	(10,246)	(23,084)

Cash flows from financing activities:
Debt borrowings:
First-lien term debt	—	—	20,000
Second-lien term debt	80,000	—	—
Other secured long-term debt	—	1,145	2,797
Capital contribution	—	5,000	—
Debt repayments:
Revolving line of credit, net	(6,000)	(6,000)	(400)
First-lien term debt	(183,679)	(11,506)	(7,738)
Other secured long-term debt	(1,876)	(2,028)	(1,401)
Deferred financing costs	(6,614)	(1,656)	(767)
Return of capital in connection with shares repurchased	—	(368)	—
Net cash provided by (used for) financing activities	(118,169)	(15,413)	12,491

Net cash provided by discontinued operations	1,744	16,882	10,432

Net increase (decrease) in cash and cash equivalents	(5,485)	2,943	1,772
Cash and cash equivalents at beginning of period	12,421	9,478	7,706
Cash and cash equivalents at end of period	$6,936	$12,421	$9,478

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

Change in Accounting Principle

Inventories are stated at the lower of cost or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  As described below, measurement of the costs of inventories associated with products manufactured for delivery under production-type contracts in prior periods was made pursuant to the use of program accounting.  As such, the cost of inventories included certain deferred program costs, which were principally comprised of engineering costs.

The events of September 11, 2001 and its aftermath have impacted the predictability of demand for the Company’s business, VIP and head-of-state aircraft products.  The ability to make reliable estimates of future demand for these products is critical to the use of program accounting and the deferral of engineering and production costs.  Under program accounting, certain product development costs incurred in connection with specific contracted programs were deferred and charged to cost of sales when revenues from the sale of products related to the program were recorded.  Because of the changing economic conditions affecting the Company’s markets, demand for the Company’s products has exhibited an increased degree of volatility not seen in the past.  In order to improve the reliability of its financial reporting, the Company decided to discontinue the use of program accounting which requires it to make long-term estimates of future sales for each program.  Therefore, product development costs not specifically reimbursable through contractual terms or recoverable through firm orders will no longer be deferred and included in program inventory.

The Company concluded that the new method of accounting for program costs is preferable based, in part, on the aforementioned improvement in the reliability of its financial reporting.  This new accounting method will also have the advantage of enhancing investor understanding of the Company’s performance since cash flows from operations will now more closely align with Adjusted EBITDA, the Company’s primary measurement of overall economic performance and return on invested capital.

This change in accounting policy was made after concluding the 2003 fiscal year but has been applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements for 2003 rather than classified as a component of inventory cost.  The effect of this accounting change was to increase the Company’s net loss by $17,942,000 through a charge for the cumulative effect of a change in accounting principle in 2003 of $13,764,000 and increase by $4,178,000 the reported loss from continuing operations.

As a result of the change, the Company has restated its quarterly results of operations for 2003 (Note 19).  The following pro forma data summarizes the results of operations for the years ended December 31, 2002 and 2001 as if the new accounting policy had been in effect during those years.

	Year Ended December 31,
(In thousands)	2002	2001

As reported:
Loss from continuing operations	$(6,762)	$(17,548)
Net loss	(65,986)	(14,002)

Pro forma:
Loss from continuing operations	$(9,738)	$(19,423)
Net loss	(68,962)	(15,877)

Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out (“FIFO”) method, or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  Prior to January 1, 2003, inventories also included deferred program costs, which were principally comprised of engineering costs relative to programs and contracts with long production cycles.

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

Goodwill

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over thirty years from the date the acquisition occurred.  Additional goodwill resulting from contingent consideration payments subsequent to the acquisition date was amortized prospectively over the remaining period of the initial thirty-year term.  Starting January 1, 2002, goodwill is no longer amortized but instead is subject to at least annual impairment testing with a loss charged to operations in the period in which impairment occurs (Note 7).

Other Assets

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years.  Deferred financing costs are amortized using either the straight-line or effective interest method, over the term of the related debt.

Impairment of Goodwill

Effective January 1, 2002 the Company adopted and began testing goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as described in Note 7.  As required by SFAS No. 142, the Company tests goodwill for impairment annually, on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  As a result of this impairment testing, the Company recorded pre-tax charges in 2003 of $34,000,000 relating to its Cabin Management Group and $7,500,000 relating to the sale of its Specialty Avionics Group.  In 2002, the Company recorded pre-tax charges of $7,672,000 relating to its Specialty Avionics Group.

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

Provisions for estimated future warranty costs are made in the period corresponding to the sale of the product and are charged to cost of sales.  Warranty costs have been within management’s expectations.  Classification between current and long-term warranty obligations is estimated based on historical trends.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

The Company does not use derivative financial instruments for trading purposes but only to manage the risk that changes in interest rates would have on future interest payments for a portion of its variable-rate debt.  As of December 31, 2003, the Company has an interest rate swap contract to effectively convert $3,102,000 of variable-rate debt to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable-rate debt.  As a result, the interest rate swap contract is reflected at fair value and the related loss of $268,000 on this contract is deferred in stockholder’s equity as a component of comprehensive income (loss).  The deferred loss will be recognized in future periods as interest expense as the related fixed-rate interest payments are made.  In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  The estimated fair value of the Company’s $100,000,000 subordinated debt was approximately $45,000,000 as of December 31, 2003 and $40,000,000 as of December 31, 2002.  All other non-derivative financial instruments as of December 31, 2003 and 2002 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

Revenue Recognition

Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recognized upon shipment of product to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of the resulting receivables is reasonably assured and there are no remaining significant obligations.

Revenues for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.  Selling, general, and administrative costs are charged to expense as incurred.

Percentage-of-completion is measured using an estimate of total costs incurred to date to total expected costs for each contract.  This method is used because management considers total costs expended to be the best available measure of progress on these contracts.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Management believes that the Company will not incur any losses on uncompleted contracts as of December 31, 2003.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Commencing January 1, 2003, the Company changed its accounting policy for product developments costs incurred for long-term programs and such costs are also reflected as research and development.  See “—Change in Accounting Principle” for additional information.

Stock Option Plan

The Company has one stock-based employee compensation plan, which is more fully described in the Note 15.  As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
(In thousands)	2003	2002	2001

Net loss, as reported	$(73,323)	$(65,986)	$(14,002)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(324)	(376)	(392)
Pro forma net loss	$(73,647)	$(66,362)	$(14,394)

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

Recent Accounting Pronouncements

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  The Company will be required to reclassify its 16% mandatorily redeemable preferred stock as a liability commencing January 1, 2004 and reflect quarterly dividend and redemption value accretion as a charge against pre-tax income in future periods.

Note 2.                                  Acquisitions and Dispositions

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

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC, for $140,000,000 in cash.  The sale was consummated on May 23, 2003.  Proceeds from the sale of $130,723,000 were used to repay first-lien credit facility borrowings (Note 10).  The sale of the Specialty Avionics Group is not expected to affect the operations of the Company’s remaining operating groups.

Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, the Company recorded a goodwill impairment charge of $7,500,000 in 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  The Company recorded a modest $72,000 loss on the sale, based on the actual financial position of the group on the date of sale.

As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.  The financial statements for prior periods have been reclassified to segregate the group’s assets and liabilities, results of operations and cash flows for all periods.

In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” as amended, interest expense includes interest on debt that is to be assumed by the buyer as well as interest on the $130,723,000 of debt that was required to be repaid as a result of the sale.  Interest expense was based on the historical interest rates charged during each of the periods.  In addition, and also in accordance with EITF 87-24, costs and expenses of the Specialty Avionics Group exclude the allocation of general corporate overhead.

The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

(In thousands)	December 31, 2002

Assets:
Current assets	$41,614
Property and equipment, net	15,744
Other assets, principally intangibles, net	103,383
Total assets	160,741

Liabilities:
Current liabilities	8,288
Long-term liabilities	11,640
Total liabilities	19,928

Net assets of the Specialty Avionics Group	$140,813

	Year Ended December 31,
(In thousands)	2003 (1)	2002	2001

Results of Operations:
Revenues	$36,595	$95,789	$123,240

Operating expenses:
Costs and expenses	30,128	75,031	97,320
Impairment of goodwill	7,500	7,672	—
Amortization of goodwill and other intangible assets	878	2,228	7,484
Total operating expenses	38,506	84,931	104,804

Income (loss) from operations	(1,911)	10,858	18,436

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	3,297	7,720	8,439
Debt obligations assumed by the buyer	270	798	917
Other expenses, net	153	439	413

Pre-tax income (loss)	(5,631)	1,901	8,667
Provision for income taxes	(918)	(3,975)	(5,121)

Income (loss) before change in accounting principle	(6,549)	(2,074)	3,546
Cumulative effect of change in accounting principle	—	(39,322)	—
Income (loss) from operations	(6,549)	(41,396)	3,546
Loss on sale, net of tax	(72)	—	—

Net income (loss) from discontinued operations	$(6,621)	$(41,396)	$3,546

Cash Flows Provided By (Used For):
Operating activities	$3,310	$18,598	$12,996
Investing activities	(902)	(1,073)	(1,708)
Financing activities	(649)	(815)	(1,094)
Net (increase) decrease in cash and cash equivalents	(13)	125	177
Effect of foreign currency translation on cash	(2)	47	61
Net cash provided by discontinued operations	$1,744	$16,882	$10,432

(1)                      Reflects the results of operations and cash flows through May 23, 2003, the date of sale.

Contingent Acquisition Consideration

During the three years ended December 31, 2000, seven companies were acquired in transactions in which the sellers were entitled to contingent consideration payments based upon their respective levels of attainment of defined performance criteria.  Based upon the levels of attainment of the defined performance criteria during the two years ended December 31, 2002, the Company recorded contingent consideration payable of $600,000 in 2002 and $700,000 in 2001 resulting in a corresponding increase in goodwill.  As of December 31, 2002 and 2003, there are no remaining contingent consideration payment obligations.

During 2001, the Company settled its asserted claims against the sellers of two companies acquired in 2000 for breach of representation and warranty provisions contained in the purchase agreements.  The Company received $3,718,000 from the sellers upon entering into the settlement agreements, which also provided that the Company pay in 2002 a minimum of $3,125,000 of previously contingent consideration for the year ended December 31, 2001.

Note 3.                                  Restructuring, Asset Impairment and Other Related Charges

During the three years ended December 31, 2003, the Company recorded restructuring, assets impairment and other related charges as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Nature of charges:
Seating Product Line and Furniture Manufacturing Facilities Restructuring	$7,132	$—	$—
Asset Realignment Restructuring	—	6,901	20,075
Seat Manufacturing Facilities Restructuring	—	6,294	—
Adjustment of Previous Restructuring Charge	754	—	—
Goodwill impairment charges	41,500	7,672	8,583
Other asset impairment related charges	—	4,376	—
Total pre-tax charges	$49,386	$25,243	$28,658

Business segment recording the charges:
Cabin Management	$41,132	$13,195	$22,309
Systems Integration	754	4,060	3,525
Total continuing operations	41,886	17,255	25,834
Discontinued operations (Specialty Avionics)	7,500	7,988	2,824
Total pre-tax charges	$49,386	$25,243	$28,658

Charged to operations:
Cost of sales	$7,327	$10,676	$13,557
Selling, general and administrative expenses	559	6,579	3,694
Impairment of goodwill	34,000	—	8,583
Discontinued operations (Specialty Avionics)	7,500	7,988	2,824
Total pre-tax charges	$49,386	$25,243	$28,658

	Year Ended December 31,
(In thousands)	2003	2002	2001

Components of charges:
Continuing operations:
Noncash charges	$37,664	$11,456	$19,558
Cash charges	4,222	5,799	6,276
Total continuing operations	41,886	17,255	25,834

Discontinued operations (Specialty Avionics):
Noncash charges	7,500	7,988	2,500
Cash charges	—	—	324
Total discontinued operations	7,500	7,988	2,824
Total pre-tax charges	$49,386	$25,243	$28,658

Seating Product Line and Furniture Manufacturing Facilities Restructuring

During the second quarter of fiscal 2003, the Company consolidated its seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, the Company recorded pre-tax charges to operations totaling $7,132,000, comprised of the following:

•                  Lease Termination and Related Charges.  Lease termination charges reflect lease cancellation costs for the facilities vacated and possession returned to the lessor in connection with down-sizing a furniture manufacturing facility.  Other related charges include the write-off of leasehold improvements related to the vacated facilities.

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

The components of the restructuring, asset impairment and other related charges are as follows:

	Total	Amounts Incurred		Balance at December 31,
(In thousands)	Charges	Noncash	Cash	2003

Lease termination and other related charges	$3,876	$(591)	$(3,285)	$—
Excess and obsolete inventory write-downs	3,073	(3,073)	—	—
Severance and other compensation costs	183	—	(183)	—
Total	$7,132	$(3,664)	$(3,468)	$—

The restructuring activities were completed during 2003.

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

The components of the restructuring, assets impairment and other related charges are as follows:

	Balance at Beginning of	Total	Amounts Incurred		Balance at End of
(In thousands)	the Year	Charges	Noncash	Cash	the Year

Year ended December 31, 2002:

Severance and other compensation costs	$1,185	$—	$—	$(1,185)	$—
Lease termination and other related costs	424	—	—	(334)	90
Impairment of property and equipment	—	2,557	(2,557)	—	—
Excess inventory write-downs	—	1,265	(1,265)	—	—
Total	$1,609	3,822	$(3,822)	$(1,519)	$90

Other restructuring-related charges		3,079
Total pre-tax charges		$6,901

Year ended December 31, 2001:

Impairment of long-lived assets:
Goodwill	$—	$8,583	$(8,583)	$—	$—
Property and equipment	—	1,320	(1,320)	—	—
Product development cost write-offs	—	7,908	(7,908)	—	—
Excess inventory write-downs	—	4,247	(4,247)	—	—
Realignment of production programs between facilities	—	3,902	—	(3,902)	—
Severance and other compensation costs	—	2,024	—	(839)	1,185
Lease termination and other related costs	—	674	—	(250)	424
Total	$—	$28,658	$(22,058)	$(4,991)	$1,609

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

This restructuring program was completed during the fourth quarter of fiscal 2002.  The remaining balance of restructuring costs includes lease termination and other exit costs.  The restructuring program related to leased facilities was completed during the second quarter of fiscal 2002; however, $90,000 of future cash payments extend into 2003 due to lease payments on the vacated facility and the incurrence of other exit costs.  No future cash payment obligations related these restructuring activities remains as of December 31, 2003.

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

The components of the restructuring, assets impairment and other related charges are as follows:

	Total	Amounts Incurred		Balance at December 31,
(In thousands)	Charges	Noncash	Cash	2002

Restructuring and assets impairment charges:
Inventory and accounts receivable write-downs	$2,200	$(2,200)	$—	$—
Impairment of property and equipment	1,374	(1,374)	—	—
Severance and other compensation costs	450	—	(450)	—
Lease termination and other related costs	300	—	(236)	64
Total restructuring and asset impairment charges	4,324	$(3,574)	$(686)	$64

Other restructuring-related expenses	1,970
Total pre-tax charges	$6,294

This restructuring program was completed during the second quarter of fiscal 2002.  The remaining balance of restructuring costs includes lease termination and other exit costs.  The manufacturing facilities were closed during June 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facilities and the incurrence of other exit costs.  No future cash payment obligations remain as of December 31, 2003.

Adjustment of Previous Restructuring Charge

In December 1999, the Company initiated a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group.  The restructuring was a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

In connection with these restructuring activities, the Company provided for lease termination costs expected to be incurred over the remaining term of the existing long-term lease at the facility being vacated following the restructuring. The expected costs were reduced by estimated sublease income which was based on estimated future market rates and anticipated sublease rental periods.

During 2003, the initial sublease was canceled and the Company entered into a new sublease agreement.  Due to the deterioration in market rates since 1999, the terms of the new sublease were less favorable than the initial one.  As a result, the Company determined that its remaining accrual for lease termination costs was insufficient to cover the net costs expected to be incurred over the remaining lease term.  Consequently, an additional $754,000 was charged to operations during 2003 for these additional costs.  A payment obligation totaling $734,000 remains as of December 31, 2003.  The future cash payments will be funded from internally generated cash for operations.

Goodwill and Other Asset Impairment Related Charges

During the year ended December 31, 2003, the Company recorded $41,500,000 of goodwill impairment charges.  Impairment charges totaling $34,000,000 pertained to goodwill impairment testing pursuant to SFAS No. 142 (Note 7) and were charged to continuing operations.  The remaining $7,500,000 pertained to the sale of the Specialty Avionics Group and was charged to discontinued operations (Notes 2 and 7).

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

Note 4.                                  Accounts Receivable

The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign business, VIP and head-of-state aircraft industries.  Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk.  Under certain circumstances, deposits or cash-on-delivery terms are required.  The Company maintains allowances for doubtful accounts and generally, such losses have been within management’s expectations.

Accounts receivable are net of an allowance for doubtful accounts of $1,268,000 as of December 31, 2003 and $1,205,000 as of December 31, 2002.

Note 5.                                  Inventories

Inventories are comprised of the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Raw materials	$30,414	$28,911
Work-in-process:
Direct and indirect manufacturing costs	6,817	6,843
Program costs, principally engineering costs	—	13,764
Finished goods	1,693	4,773
Costs and estimated earnings in excess of billings on uncompleted contracts	4,057	5,009
Total inventories	$42,981	$59,300

As described in Note 1, the Company changed its accounting policy for program costs, electing to expense such costs as incurred commencing January 1, 2003.

Total costs and estimated earnings on all uncompleted contracts as of December 31, 2003 and 2002 are comprised of the following:

	December 31,
(In thousands)	2003	2002

Costs incurred on uncompleted contracts	$71,784	$50,577
Estimated earnings recognized	77,782	63,699
Total costs and estimated earnings	149,566	114,276
Less billings to date	(145,661)	(109,880)
Net	$3,905	$4,396

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$4,017	$5,009
Liability – Billings in excess of costs and estimated earnings (Note 9)	(112)	(613)
Net	$3,905	$4,396

Note 6.                                  Property and Equipment

Property and equipment includes the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Land, buildings and leasehold improvements	$22,251	$25,074
Machinery and equipment	16,430	16,500
Computer equipment and software, furniture and fixtures	15,700	13,459
Tooling	1,001	1,111
Total cost	55,382	56,144
Accumulated depreciation and amortization	(24,482)	(20,005)
Net property and equipment	$30,900	$36,139

Property and equipment under capital leases included above consists of the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Land, buildings and leasehold improvements	$4,608	$4,594
Machinery and equipment	601	608
Computer equipment and software, furniture and fixtures	1,717	1,747
Total cost	6,926	6,949
Accumulated depreciation and amortization	(1,836)	(1,424)
Net property and equipment	$5,090	$5,525

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

Reported income (loss) from continuing operations, net of tax and before the cumulative effect of the change in accounting principle, adjusted to reflect the discontinuance of periodic goodwill and assembled workforce amortization charges, is as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Reported loss from continuing operations, net of tax	$(52,938)	$(6,762)	$(17,548)
Add back goodwill and assembled workforce amortization, net of tax	—	—	6,681
Adjusted loss from continuing operations	$(52,938)	$(6,762)	$(10,867)

Changes in the carrying amount of goodwill, by business segment (Note 17), for the two years ended December 31, 2003 are as follows:

	Continuing Operations				Discontinued
(In thousands)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2001	$178,715	$28,277	$3,956	$210,948	$126,495
Adoption of SFAS 141 and 142:
Reclassification of intangible assets	3,076	386	120	3,582	1,221
Transitional impairment charge	(8,463)	(7,881)	(2,362)	(18,706)	(39,322)
Contingent consideration earned, including acquisition related expenses	606	—	—	606	—
Impairment charge	—	—	—	—	(7,672)
Balance, December 31, 2002	173,934	20,782	1,714	196,430	80,722

Impairment charge	(34,000)	—	—	(34,000)	(7,500)
Sale of Specialty Avionics Group	—	—	—	—	(73,222)
Balance, December 31, 2003	$139,934	$20,782	$1,714	$162,430	$—

During the fourth quarter of fiscal 2002, the Company performed its annual impairment testing and recorded an additional $7,672,000 impairment charge related to the Specialty Avionics Group.  The charge resulted from a decrease in fair value due to further weakness during 2002 in the commercial aircraft portion of our business.  This charge is included as a component of income (loss) from discontinued operations.

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

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the Company’s decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, the Company determined that it should reevaluate the carrying value of its goodwill prior to the annual October 31st testing date.  Accordingly, the Company performed an impairment test of the goodwill associated with its furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, the Company recorded a pre-tax charge to operations of $34,000,000 during the three months ended June 30, 2003.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The annual impairment test on October 31st indicated that no additional impairment had occurred.

Note 8.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Identifiable intangible assets with finite useful lives	$25,455	$29,106
Deferred financing costs	11,812	9,168
Other non-amortizable assets	825	1,154
Total other assets	$38,092	$39,428

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(6,222)	$16,050	$22,272	$(4,737)	$17,535
Engineering drawings	7,645	(2,286)	5,359	7,645	(1,776)	5,869
Other identifiable intangibles	11,345	(7,299)	4,046	11,345	(5,643)	5,702
Total identifiable intangibles	$41,262	$(15,807)	$25,455	$41,262	$(12,156)	$29,106

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2008 is as follows: 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; 2007 – $2,175,000; and 2008 – $2,171,000.

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

Note 9.                                  Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Accrued interest	$4,969	$7,465
Salaries, wages, compensated absences and payroll related taxes	4,017	9,212
Customer advances and deposits	3,147	4,662
Current portion of accrued product warranty obligations	2,064	2,801
Billings in excess of costs and estimated earnings on uncompleted contracts	112	613
Other accrued liabilities	3,581	6,741
Total accrued liabilities	$17,890	$31,494

Accrued Product Warranty Obligations

The following table reflects the accrued product warranty obligation activity during the three years ended December 31, 2003.

	Year Ended December 31,
(In thousands)	2003	2002	2001

Accrual activity during the year:
Accrual at beginning of the year	$3,686	$2,642	$2,640
Accruals for warranties issued during the period	369	763	602
Change in accrual estimate related to pre-existing warranties	518	481	(482)
Settlements made (in cash or in kind) during the period	(989)	(200)	(118)
Accrual at end of the year	$3,584	$3,686	$2,642

Classification at end of the year:
Current liability	$2,064	$2,801	$2,531
Long-term liability	1,520	885	111
Total	$3,584	$3,686	$2,642

Note 10.                           Long-Term Debt

Long-term debt includes the following amounts as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

First-lien credit facility:
Term debt	$80,521	$264,200
Revolving line of credit	—	6,000
Second-lien term debt	80,067	—
Capital lease obligations and other debt, secured by property and equipment	8,818	10,817
12% subordinated notes	100,000	100,000
Total long-term debt	269,406	381,017
Less current portion	(1,198)	(16,317)
Long-term debt, less current portion	$268,208	$364,700

First-Lien Credit Facility

The credit facility provides, through a syndicate of lenders, for term debt borrowings in the initial principal amount of $290,000,000 and a revolving line of credit for working capital and to finance acquisitions.  In March 2003, the credit facility was amended to permit the sale of the Specialty Avionics Group and, in December 2003, the credit facility was further amended to permit the incurrence of $80,000,000 of second-lien term debt.

Net proceeds from the sale of the Specialty Avionics Group of $130,723,000 and the net proceeds from the second-lien term debt of $74,081,000 were used to repay first-lien credit facility indebtedness.  As a result of the debt repayments, the Company recorded noncash charges of $3,494,000 to reflect the write-off of deferred financing costs associated with the debt repaid.  In connection with debt repaid with the proceeds from the sale of the Specialty Avionics Group, $2,055,000 of such debt issuance costs were written off and are reflected in the loss from discontinued operations; the remaining $1,439,000 is reflected as a loss on the extinguishment of debt.

The March 2003 amendment also revised various financial covenants (which the Company would otherwise have not been able to meet as of March 31, 2003), decreased by $10,000,000 the revolving line of credit commitment, increased the prime rate and LIBOR interest margins by 1.5% and permits the repurchase of a portion of the Company’s 12% subordinated notes with the proceeds from the sale of junior securities.  The December 2003 amendment further revised various financial covenants to permit the second-lien debt, extended the scheduled repayment dates of the remaining first-lien term debt by 12 to 18 months, reduced the revolving credit commitment by an additional $16,000,000 and extended the commitment by 18 months.  Interest rates charged on the first-lien debt remained unchanged.

The revolving line of credit commitment is $24,000,000 as of December 31, 2003 and all borrowings under the revolving facility must be repaid by March 31, 2006.  Term debt principal payments are due in increasing amounts commencing December 31, 2005 and continue through December 31, 2007.  Loans under the credit facility generally bear interest based on a margin over, at the Company’s option, prime rate or LIBOR.  The margins applicable to portions of amounts borrowed vary depending upon the Company’s consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien credit facility borrowings outstanding was 6.85% as of December 31, 2003.  Borrowings under this credit facility are secured by a first lien on substantially all of the assets of the Company.  The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.  The Company was in compliance with the covenants during the year ended December 31, 2003.

As of December 31, 2003, the Company had an irrevocable standby letter of credit in the amount of $250,000 issued and outstanding under the credit facility, which reduces borrowings available under the revolving line credit.

Second-Lien Term Debt

In December 2003, the Company received proceeds from second-lien term loans in the aggregate amount of $80,000,000 from a syndicate of lenders and used the net proceeds to repay first-lien credit facility indebtedness.  The second-lien debt, which is comprised of $70,000,000 of fixed rate debt and $10,000,000 of floating rate debt, matures on June 30, 2008.

The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at the Company’s option, at prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest.  The weighted-average interest rate on all second-lien term debt outstanding was 14.71% as of December 31, 2003.  As of December 31, 2003, $67,000 of pay-in-kind interest has accreted to the initial principal balance of the term debt.  The term debt is secured by a second lien on substantially all of the assets of the Company.  The Company is subject to customary fees under the agreement as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants which are similar to the covenants in the first-lien credit facility.  The Company was in compliance with the covenants during the year ended December 31, 2003.

12% Subordinated Notes

The subordinated notes mature on September 30, 2008 and interest is payable semi-annually on March 30, and September 30, of each year.  The subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including first-lien credit facility and second-lien term indebtedness.  Prior to maturity, the Company may redeem all or some of the subordinated notes at defined redemption prices, which may include a premium.  In the event of a change in control, the holders may require the Company to repurchase the subordinated notes for a redemption price that may also include a premium.  The Company is subject to restrictive covenants, including the payment of dividends in cash.

Aggregate Maturities

The total annual maturities of long-term debt outstanding as of December 31, 2003 are as follows:

(In thousands)

Year ending December 31,
2004	$1,198
2005	4,007
2006	13,536
2007	66,289
2008	180,540
2009 and thereafter	3,836
Total aggregate maturities	$269,406

Financial Condition and Liquidity

The acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions are all adversely impacting the Company’s business.  In response, a series of restructuring activities have been implemented as described in Note 3 which were designed to reduce costs and conserve working capital.

Also, as described above, the first-lien credit facility was amended twice during 2003 and $80,000,000 of second-lien debt was issued with the proceeds thereof used to repay first-lien indebtedness.  These actions, among other things, resulted in debt maturities being extended and debt covenants relaxed.

The ability to comply with debt financial covenants, pay principal or interest and satisfy other debt obligations will depend on the Company’s future operating performance as well as competitive, legislative, regulatory, business and other factors beyond its control.  The Company believes the extended debt maturity schedule through 2006 will coincide with its expectations of the recovery period for the business, VIP and head-of state aircraft market and resulting demand for its products and services.  As a result, management believes expected operating cash flows, together with borrowings under the first-lien credit facility ($23,800,000 of which was available as of December 31, 2003, the commitment for which expires in March 2006), will be sufficient to meet operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.

Note 11.                           Income Taxes

The components of the loss before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Reported by:
Continuing operations	$(66,434)	$(10,383)	$(21,481)
Discontinued operations	(5,631)	1,901	8,667
Total	$(72,065)	$(8,482)	$(12,814)

Taxed under the following jurisdictions:
Domestic	$(71,657)	$(7,381)	$(12,236)
Foreign	(408)	(1,101)	(578)
Total	$(72,065)	$(8,482)	$(12,814)

The provisions for income taxes (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Current:
U.S. federal	$(1,548)	$—	$62
State and local	295	255	1,133
Foreign	(82)	67	30
Total current	(1,335)	322	1,225

Deferred:
U.S. federal	(6,112)	(144)	545
State and local	(5,131)	463	(464)
Foreign	—	(287)	(118)
Total deferred	(11,243)	32	(37)

Total provision:
U.S. federal	(7,660)	(144)	607
State and local	(4,836)	718	669
Foreign	(82)	(220)	(88)
Total provision	$(12,578)	$354	$1,188

Allocation of total provision:
Continuing operations	$(13,496)	$(3,621)	$(3,933)
Discontinued operations	918	3,975	5,121
Total provision	$(12,578)	$354	$1,188

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following differences:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Income tax (benefit) at U.S. statutory rates	$(25,223)	$(2,969)	$(4,485)
Tax effect of increases (decreases) resulting from:
Book benefit not provided for operating loss carryforwards	12,402	—	—
Amortization of assets and other expenses not deductible for income tax purposes	3,422	2,927	5,477
State income taxes, net of federal benefit	(3,143)	467	265
Lower tax rates on earnings of foreign subsidiaries and foreign sales corporation	(64)	(8)	(57)
Other, net	28	(63)	(12)
Income tax (benefit) at effective rates	$(12,578)	$354	$1,188

Deferred tax assets and (liabilities) are comprised of the following as of December 31, 2003 and 2002:

	December 31,
(In thousands)	2003	2002

Gross deferred tax assets:
Loss carryforwards	$23,471	$12,173
Accrued liabilities	3,670	6,797
Inventory	2,920	4,252
Other	1,165	832
Gross deferred tax assets	31,226	24,054

Gross deferred tax (liabilities):
Intangible assets	(10,902)	(31,267)
Program costs	(491)	(6,168)
Property and equipment	(305)	(3,119)
Other	—	(56)
Gross deferred tax (liabilities)	(11,698)	(40,610)

Net deferred asset (liability) before valuation allowance	19,528	(16,556)
Net deferred tax asset valuation allowance	(19,528)	—
Net deferred tax liability	$—	$(16,556)

Balance sheet classification:
Continuing operations:
Current deferred tax asset	$—	$16,430
Noncurrent deferred tax liability	—	(27,077)
Net continuing operations	—	(10,647)

Discontinued operations:
Current deferred tax asset	—	6,201
Noncurrent deferred tax liability	—	(12,110)
Net discontinued operations	—	(5,909)
Net deferred tax liability	$—	$(16,556)

As of December 31, 2003, the Company had a net deferred tax asset of $19,528,000, prior to recording the valuation allowance; a net deferred tax liability existed in prior periods.  The change to a net asset position was primarily caused by the $34,000,000 goodwill impairment charge recorded during fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and, accordingly, represents a new deferred tax asset).

As required by SFAS No. 109, the Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it is not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, the Company recorded a $19,528,000 valuation allowance, eliminating the net deferred asset, as of December 31, 2003.

The Company had a net deferred tax liability of $16,556,000 as of December 31, 2002.  The full realization of the deferred tax assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods ending or prior to December 31, 2002.

As of December 31, 2003, the Company has total loss carryforwards of approximately $55,472,000 for federal income tax purposes and $60,985,000 for state income tax purposes.  The loss carryforwards are not subject to limitations on their annual utilization (“Section 382 limitation,” as defined in the Internal Revenue Code) and therefore are available for utilization in 2004 and future periods.  The federal and state loss carryforwards expire in varying amounts commencing in 2011 and continuing through 2023.

Note 12.                           Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes mandatorily redeemable preferred stock issued during the three years ended December 31, 2003.

(In thousands, except share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Balance, December 31, 2000	270,400	$27,040	$(3,861)	$23,179

Accrued dividends and redemption value accretion	45,930	4,593	468	5,061
Balance, December 31, 2001	316,330	31,633	(3,393)	28,240

Accrued dividends and redemption value accretion	53,731	5,373	468	5,841
Balance, December 31, 2002	370,061	37,006	(2,925)	34,081

Accrued dividends and redemption value accretion	62,858	6,286	468	6,754
Balance, December 31, 2003	432,919	$43,292	$(2,457)	$40,835

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

A portion of the proceeds from the sale of the preferred stock was ascribed to the value of the DeCrane Holdings common stock warrants issued in connection with the sale and was credited to additional paid-in capital.  The corresponding reduction in redemption value of the preferred stock, and related issuance costs, are recorded as an issuance discount and are being amortized using the effective interest method through the preferred stock mandatory redemption date.

Common Stock

DeCrane Aircraft has 100 shares ($.01 par value) issued and outstanding as of December 31, 2003 and 2002.  All of the shares are owned by DeCrane Holdings, DeCrane Aircraft’s parent company.

During 2002, DeCrane Aircraft received additional cash capital contributions from DeCrane Holdings aggregating $5,000,000 resulting from DeCrane Holdings’ sale of capital stock.  The proceeds were used to fund working capital requirements.

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

During 2002, a note receivable totaling $200,000, plus accrued interest, was repaid in connection with the repurchase of the common stock collateralizing the note receivable.  During 2003, several DeCrane Aircraft management members surrendered 107,330 shares of common stock.  In accordance with the terms of the notes evidencing the loans, the Company canceled the notes.  The cancellation of the notes, which aggregated $1,471,000, including accrued interest, was charged to additional paid-in capital.

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

Lease Commitments

The Company leases some of its facilities and equipment under capital and operating leases.  Some of the leases require payment of property taxes and include escalation clauses.  Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2003:

(In thousands)	Capital Leases	Operating Leases

Year ending December 31,
2004	$786	$2,937
2005	839	2,656
2006	595	2,359
2007	534	1,481
2008	368	885
2009 and thereafter	1,787	4,403
Total minimum payments required	4,909	$14,721
Less amount representing future interest cost	(1,534)
Recorded obligation under capital leases	$3,375

Total rental expense charged to operations was $2,911,000 for the year ended December 31, 2003, $3,083,000 for the year ended December 31, 2002 and $2,982,000 for the year ended December 31, 2001.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared, and the preferred stock is mandatorily redeemable on September 30, 2009.  The DeCrane Holdings preferred stock has a total redemption value of $71,402,000 as of December 31, 2003, including accumulated dividends.

Note 14.         Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Year Ended December 31,
(In thousands)	2003	2002	2001

Components of cash paid for acquisitions:
Contingent consideration paid for previously completed acquisitions	$600	$5,826	$17,075
Cash purchase price reductions received as a result of settling asserted claims against the sellers (Note 2)	—	—	(3,718)
Additional acquisition related expenses	6	64	172
Total cash paid for acquisitions	$606	$5,890	$13,529

Noncash investing and financing transactions:
16% mandatorily redeemable preferred stock:
Dividends paid by the issuance of additional shares	$6,286	$5,373	$4,593
Redemption value accretion	468	468	468
Capital expenditures financed with capital lease obligations	14	67	4,376
Additional acquisition contingent consideration earned and recorded as a liability	—	600	3,825
Interest accrued during the period on loans to stockholders for the purchase of DeCrane Holdings capital stock	148	123	116

Paid in cash:
Interest	$25,973	$27,619	$34,904
Income taxes paid (refunded), net	(225)	(91)	1,161

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

During 2001, no options were granted under the plan and no additional shares from prior year grants vested based on the required year 2001 performance criteria.  During 2002, options to purchase 15,000 shares, with vesting over a three year period from the grant date, were granted under the plan and no additional shares from prior year grants vested based on the required year 2002 performance criteria.  During 2003, no options were granted under the plan and no additional shares from prior year grants vested based on the required year 2003 performance criteria.

The per share exercise price of the options granted was equal to the fair market value of the common stock on each of the grant dates and, accordingly, no compensation expense was recognized during the three years ended December 31, 2003.

Incentive Stock Options Granted to Others

In July 1999, a group of related party investors, including two individuals who were then serving as directors, were granted options as compensation for consulting services.  Options were granted to purchase 44,612 shares of DeCrane Holdings common stock at an exercise price of $23.00 per share, equal to the fair market value of the common stock on the grant date.  The options vest over a three-year period, are subject to acceleration if DLJ and its affiliates sell any of their shares of common stock, and expire in 2009.  The options are fully vested as of December 31, 2003.

Summary of All Stock Options

The following table summarizes all stock option activity during the three years ended December 31, 2003.

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Options outstanding at beginning of the year	338,073	$24.37	363,353	$24.82	386,869	$24.86
Granted	—	—	15,000	27.00	—	—
Exercised	—	—	(9,252)	23.00	—	—
Canceled	(53,946)	26.45	(31,028)	31.32	(23,516)	25.55
Options outstanding at end of the year	284,127	23.97	338,073	24.37	363,353	24.82

Options exercisable at end of the year	125,185	23.56	138,546	23.66	139,051	23.82

As of December 31, 2003, options to purchase 107,490 common shares remained available for grant under the Management Incentive Stock Option Plan.  The following table summarizes information about stock options outstanding and stock options exercisable as of December 31, 2003.

	All Options Outstanding		Number
	Number		of Shares
	of Shares		Exercisable
	as of	Weighted-Average	as of
	December 31,	Remaining	December 31,
	2003	Contractual Life	2003

Per share exercise price:
$23.00	256,081	5.94 years	117,630
$27.00	7,500	8.35 years	2,500
$35.00	20,546	6.93 years	5,055
Total	284,127	6.07 years	125,185

For compensatory stock options granted to non-employees, the Company recognized compensation expense of $138,000 for the year ended December 31, 2002 and $215,000 for the year ended December 31, 2001.

For non-compensatory stock options granted to employees, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the three years ended December 31, 2003.  The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148 (Note 1).  For the purposes of the pro forma disclosure presented in Note 1, the estimated fair value of the options is amortized over the options’ vesting period.  The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

The fair value of the options was determined using the following assumptions:

	2003	2002	2001

Compensatory options (1):
Risk free interest rates	—	5.13%	5.35%
Expected dividend yield	—	—	—
Expected life	—	10 years	10 years
Expected stock price volatility	—	—	—

Non-compensatory options granted to employees and directors (2):
Risk free interest rates	—	—	—
Expected dividend yield	—	—	—
Expected life	—	—	—
Weighted-average fair value of options granted (per share)	$—	$10.96	$—

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

401(k) Retirement Plan

Substantially all domestic employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974.  The Company’s expense related to its matching contributions to these plans totaled $1,007,000 for the year ended December 31, 2002 and $1,767,000 for the year ended December 31, 2001; no matching contributions were made during the year ended December 31, 2003.

Note 16.         Related Party Transactions and Investors’ Agreement

Related Party Transactions

The Company’s transactions with related parties included in the consolidated financial statements are summarized in the table below.

	Year Ended December 31,
(In thousands)	2003	2002	2001

CSFB / DLJ:
Transaction and advisory fees and expenses	$9,375	$1,627	$520
Management fees:
Charged to operations during the period	350	350	300
Payable as of period end	—	125	375

Global Technology Partners, LLC:
Promissory notes:
Receivable as of period end, including interest	594	567	542

Each related party is described below.

CSFB / DLJ

DLJ Merchant Banking Partners II, L.P. and affiliated funds own 97.1% of DeCrane Holdings common stock and 99.3% of its preferred stock, and 80.0% of DeCrane Aircraft’s preferred stock, all on a fully diluted basis.  DLJ Merchant Banking Partners II, L.P. and affiliated funds are indirect affiliates of Credit Suisse First Boston.

DLJ is represented on the Board of Directors of both DeCrane Holdings and DeCrane Aircraft.  In addition, CSFB is involved in market-making activities for DeCrane Holding’s Class A $22.31 common stock warrants and DeCrane Aircraft’s subordinated notes and may hold such securities from time to time.  CSFB is paid fees for serving as the syndication agent and, commencing in 2003, administrative agent for the lenders providing DeCrane Aircraft’s first-lien credit facility and second-lien term debt.  In 2003, CSFB also received customary fees and reimbursement of expenses for serving as DeCrane Aircraft’s financial advisors for the sale of the Specialty Avionics Group.

Global Technology Partners, LLC

Members of Global Technology own 1.8% of DeCrane Holdings common stock and 0.7% of its preferred stock, all on a fully diluted basis, and had two members on the Company’s Board of Directors from August 1998 through July 2000.  DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%.  The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collateralized by such stock.

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

In prior periods, the Company’s Specialty Avionics Group was a third strategic business for which segment information was provided.  As a result of the sale of the Specialty Avionics Group, this group is reflected as a discontinued operation and segment information for prior periods has been restated to exclude the group.

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

Summary of Business by Segment

	Year Ended December 31,
(In thousands)	2003	2002	2001

Revenues:
Cabin Management	$119,000	$172,832	$206,052
Systems Integration	51,687	58,051	67,528
Inter-group elimination (1)	(578)	(1,042)	(1,468)
Consolidated totals	$170,109	$229,841	$272,112

Revenues from significant customers (2):
Cabin Management	$50,297	$94,014	$108,737
Systems Integration	28,508	35,388	46,138
Consolidated totals	$78,805	$129,402	$154,875

Adjusted EBITDA (as defined):
Cabin Management	$8,978	$32,644	$45,554
Systems Integration	11,020	18,084	17,152
Corporate (3)	(5,488)	(6,072)	(7,125)
Inter-group elimination (4)	110	9	(62)
Consolidated totals (5)	14,620	44,665	55,519
Reconciling items (6)	(87,943)	(110,651)	(69,521)
Net loss	$(73,323)	$(65,986)	$(14,002)

Depreciation and amortization:
Cabin Management	$6,335	$6,695	$14,607
Systems Integration	2,770	2,956	4,346
Corporate	676	961	1,411
Consolidated totals (7)	$9,781	$10,612	$20,364

The notes appear on the next page.

Summary of Business by Geographical Area

	Year Ended December 31,
(In thousands)	2003	2002	2001

Total assets (as of period end):
Cabin Management	$224,116	$281,655	$311,476
Systems Integration	58,395	62,437	76,312
Corporate (8)	21,456	44,247	35,627
Inter-group elimination (9)	(91)	(113)	(143)
Continuing operations	303,876	388,226	423,272
Discontinued operations (Specialty Avionics)	—	160,741	222,439
Consolidated totals	$303,876	$548,967	$645,711

Capital expenditures:
Cabin Management	$4,216	$3,829	$6,579
Systems Integration	555	478	3,371
Corporate	26	49	241
Consolidated totals (10)	$4,797	$4,356	$10,191
Consolidated net revenues to unaffiliated customers (11)
United States	$159,052	$222,401	$268,981
Mexico	11,057	7,440	3,131
Consolidated totals	$170,109	$229,841	$272,112

Consolidated long-lived assets (12):
United States	$28,786	$34,420	$40,369
Mexico	2,114	1,719	2,291
Consolidated totals	$30,900	$36,139	$42,660

Notes

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Three customers each accounted for more than 10% of the Company’s consolidated revenues during the three years ended December 31, 2003 as shown in the table below.  Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.

	Year Ended December 31,
(In thousands)	2003	2002	2001

Boeing (b)	$29,815	$35,427	$43,836
Textron (a)	27,578	54,017	55,522
Bombardier (b)	21,412	39,958	55,517
Consolidated totals	$78,805	$129,402	$154,875

All operating groups derived revenues from each of the customers during each of the years in the three years ended December 31. 2003.

(3)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(4)                      Reflects elimination of the effect of inter-group profits in inventory.

(5)                      Adjusted EBITDA (as defined) for the year ended December 31, 2003 was reduced by $8,124,000 for Cabin Management and $2,316,000 for Systems Integration as a result of the Company’s change in accounting policy for program costs as more fully described in Note 1—Change in Accounting Principle.

(6)                      Adjusted EBITDA (as defined) excludes the following charges reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Restructuring, asset impairment and other related charges	$41,886	$17,255	$25,834
Depreciation and amortization of long-lived assets (7)	9,781	10,612	20,364
Acquisition related charges not capitalized	784	1,162	308
Other noncash charges	—	138	215
Interest expense	26,219	25,376	29,645
Loss on extinguishment of debt	1,439	—	—
Other expenses, net	945	505	634
Income tax benefit	(13,496)	(3,621)	(3,933)
(Income) loss from discontinued operations, net of tax	6,621	41,396	(3,546)
Cumulative effect of change in accounting principle	13,764	17,828	—
Total reconciling items	$87,943	$110,651	$69,521

(7)                      Reflects depreciation and amortization of long-lived assets, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142), other intangible assets and deferred financing costs, which are classified as a component of interest expense, as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Depreciation and amortization of long-lived assets	$9,781	$10,612	$20,364
Amortization of deferred financing costs	2,808	2,692	2,218
Consolidated depreciation and amortization	$12,589	$13,304	$22,582

(8)                      Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(9)                      Reflects elimination of inter-group receivables and profits in inventory as of period end.

(10)                Reflects capital expenditures paid in cash.  Excludes capital expenditures financed with capital lease obligations of $14,000 for the year ended December 31, 2003, $67,000 for the year ended December 31, 2002 and $4,376,000 for the year ended December 31, 2001.

(11)                Allocated on the basis of the location of the subsidiary originating the sale.

(12)                Allocated on the basis of the location of the subsidiary and consists of the Company’s property and equipment.  Corporate long-lived assets are included with the United States assets.

Note 18.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% subordinated notes described in Note 10, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  The non-guarantor subsidiaries are companies within the Specialty Avionics Group which was sold in May 2003 and is therefore classified as a component of discontinued operations.

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

(3)                      Elimination of equity in earnings of subsidiaries.

Balance Sheets

	December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$6,540	$396	$—		$6,936
Accounts receivable, net	—	21,455	—		21,455
Inventories	—	42,981	—		42,981
Other current assets	254	828	—		1,082
Total current assets	6,794	65,660	—		72,454

Property and equipment, net	1,047	29,853	—		30,900
Other assets, principally goodwill	13,615	186,907	—		200,522
Investments in subsidiaries	85,668	—	(85,668	)(1)	—
Intercompany receivables	261,631	100,642	(362,273	)(2)	—
Total assets	$368,755	$383,062	$(447,941)		$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$11	$1,187	$—		$1,198
Other current liabilities	8,532	24,820	—		33,352
Total current liabilities	8,543	26,007	—		34,550

Long-term debt, less current portion	260,654	7,554	—		268,208
Intercompany payables	100,642	261,631	(362,273	)(2)	—
Other long-term liabilities	2,994	2,470	—		5,464

Mandatorily redeemable preferred stock	40,835	—	—		40,835

Stockholder’s equity (deficit):
Paid-in capital	111,719	151,492	(151,492	)(1)	111,719
Retained earnings (deficit)	(156,632)	(65,824)	65,824	(1)	(156,632)
Accumulated other comprehensive loss	—	(268)	—		(268)
Total stockholder’s equity (deficit)	(44,913)	85,400	(85,668)		(45,181)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$368,755	$383,062	$(447,941)		$303,876

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally goodwill	11,708	224,150	—	—		235,858
Investments in subsidiaries	348,559	—	—	(348,559	)(1)	—
Intercompany receivables	276,121	172,389	5,740	(454,250	)(2)	—
Total assets	$668,927	$682,875	$10,937	$(813,772)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	276,008	—	(454,250	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Mandatorily redeemable preferred stock	34,081	—	—	—		34,081

Stockholder’s equity:
Paid-in capital	118,621	337,592	15,440	(353,032	)(1)	118,621
Retained earnings (deficit)	(83,309)	10,967	(4,477)	(6,490	)(1)	(83,309)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholder’s equity	35,312	348,198	10,963	(359,522)		34,951
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity	$668,927	$682,875	$10,937	$(813,772)		$548,967

Statements of Operations

	Year Ended December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$170,109	$—	$—		$170,109
Cost of sales	—	134,953	—	—		134,953

Gross profit	—	35,156	—	—		35,156

Selling, general and administrative expenses	6,948	17,948	—	—		24,896
Research and development expenses	—	10,440	—	—		10,440
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	3,651	—	—		3,651
Interest expense	25,708	511	—	—		26,219
Loss on extinguishment of debt	1,439	—	—	—		1,439
Intercompany charges	(25,819)	25,819	—	—		—
Equity in loss of subsidiaries	55,404	218	—	(55,622	)(3)	—
Other expenses, net	466	479	—	—		945
Provision for income taxes (benefit)	9,177	(22,673)	—	—		(13,496)
Loss from discontinued operations	—	6,403	218	—		6,621
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764

Net loss	$(73,323)	$(55,404)	$(218)	$55,622		$(73,323)

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$229,841	$—	$—		$229,841
Cost of sales	—	170,485	—	—		170,485

Gross profit	—	59,356	—	—		59,356

Selling, general and administrative expenses	11,206	29,056	—	—		40,262
Research and development expenses	—	56	—	—		56
Amortization of intangible assets	—	3,540	—	—		3,540
Interest expense	20,583	4,793	—	—		25,376
Intercompany charges	(24,309)	24,309	—	—		—
Equity in loss of subsidiaries	55,833	9,535	—	(65,368	)(3)	—
Other expenses, net	495	10	—	—		505
Provision for income taxes (benefit)	694	(4,315)	—	—		(3,621)
Loss from discontinued operations	—	31,861	9,535	—		41,396
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(65,986)	$(55,833)	$(9,535)	$65,368		$(65,986)

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$272,112	$—	$—		$272,112
Cost of sales	—	196,866	—	—		196,866

Gross profit	—	75,246	—	—		75,246

Selling, general and administrative expenses	11,840	32,891	—	—		44,731
Research and development expenses	—	698	—	—		698
Impairment of goodwill	—	8,583	—	—		8,583
Amortization of intangible assets	202	12,234	—	—		12,436
Interest expense	29,357	288	—	—		29,645
Intercompany charges	(23,815)	23,815	—	—		—
Equity in earnings of subsidiaries	(1,259)	(115)	—	1,374	(3)	—
Other expenses, net	361	273	—	—		634
Provision for income tax benefit	(2,684)	(1,249)	—	—		(3,933)
Income from discontinued operations	—	(3,431)	(115)	—		(3,546)

Net income (loss)	$(14,002)	$1,259	$115	$(1,374)		$(14,002)

Statements of Cash Flows

	Year Ended December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(73,323)	$(55,404)	$(218)	$55,622	(3)	$(73,323)
Noncash adjustments:
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764
Loss from discontinued operations	—	6,403	218	—		6,621
Equity in loss of subsidiaries	55,404	218	—	(55,622	)(3)	—
Other noncash adjustments	(6,835)	47,397	—	—		40,562
Changes in working capital	3,441	(10,153)	—	—		(6,712)
Net cash provided by (used for) operating activities	(21,313)	2,225	—	—		(19,088)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	132,223	—	—	—		132,223
Proceeds from sale of property and equipment	855	2,353	—	—		3,208
Capital expenditures	(26)	(4,771)	—	—		(4,797)
Cash paid for acquisitions	(606)	—	—	—		(606)
Net cash provided by (used for) investing activities	132,446	(2,418)	—	—		130,028

Cash flows from financing activities:
Second-lien term debt borrowings	80,000	—	—	—		80,000
Revolving line of credit repayments, net	(6,000)	—	—	—		(6,000)
First-lien debt repaid	(183,679)	—	—	—		(183,679)
Other secured long-term debt repaid	(643)	(1,233)	—	—		(1,876)
Deferred financing costs	(6,614)	—	—	—		(6,614)
Net cash used for financing activities	(116,936)	(1,233)	—	—		(118,169)

Net cash provided by discontinued operations	—	1,744	—	—		1,744

Net increase (decrease) in cash and equivalents	(5,803)	318	—	—		(5,485)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$6,540	$396	$—	$—		$6,936

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(65,986)	$(55,833)	$(9,535)	$65,368	(3)	$(65,986)
Noncash adjustments:
Loss from discontinued operations	—	31,861	9,535	—		41,396
Equity in loss of subsidiaries	55,833	9,535	—	(65,368	)(3)	—
Other noncash adjustments	5,542	37,846	—	—		43,388
Changes in working capital	28,171	(35,249)	—	—		(7,078)
Net cash provided by (used for) operating activities	23,560	(11,840)	—	—		11,720

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Capital expenditures	(49)	(4,307)	—	—		(4,356)
Net cash used for investing activities	(5,939)	(4,307)	—	—		(10,246)

Cash flows from financing activities:
Capital contribution, net	5,000	—	—	—		5,000
Other secured long-term borrowings	—	1,145	—	—		1,145
First-lien debt repaid	(11,506)	—	—	—		(11,506)
Revolving line of credit repayments, net	(6,000)	—	—	—		(6,000)
Other secured debt repaid	(389)	(1,639)	—	—		(2,028)
Deferred financing costs	(1,656)	—	—	—		(1,656)
Other, net	(368)	—	—	—		(368)
Net cash used for financing activities	(14,919)	(494)	—	—		(15,413)

Net cash provided by discontinued operations	—	16,882	—	—		16,882

Net increase in cash and equivalents	2,702	241	—	—		2,943
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$12,343	$78	$—	$—		$12,421

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(14,002)	$1,259	$115	$(1,374	)(3)	$(14,002)
Noncash adjustments
Income from discontinued operations	—	(3,431)	(115)	—		(3,546)
Equity in earnings of subsidiaries	(1,259)	(115)	—	1,374	(3)	—
Other noncash adjustments	3,950	40,901	—	—		44,851
Changes in working capital	16,352	(41,722)	—	—		(25,370)
Net cash provided by (used for) operating activities	5,041	(3,108)	—	—		1,933

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(241)	(9,314)	—	—		(9,555)
Net cash used for investing activities	(13,770)	(9,314)	—	—		(23,084)

Cash flows from financing activities:
First-lien term debt borrowings	20,000	—	—	—		20,000
Other secured long-term borrowings	—	2,797	—	—		2,797
Revolving line of credit repayments, net	(400)	—	—	—		(400)
First-lien debt repaid	(7,738)	—	—	—		(7,738)
Other secured long-term debt repaid	(465)	(936)	—	—		(1,401)
Deferred financing costs	(580)	(187)	—	—		(767)
Net cash provided by financing activities	10,817	1,674	—	—		12,491

Net cash provided by discontinued operations	—	10,432	—	—		10,432

Net increase (decrease) in cash and equivalents	2,088	(316)	—	—		1,772
Cash and equivalents at beginning of period	7,553	153	—	—		7,706

Cash and equivalents at end of period	$9,641	$(163)	$—	$—		$9,478

Note 19.         Restated Selected Quarterly Financial Data (Unaudited)

Unaudited condensed quarterly data for the year ended December 31, 2003 are summarized in the tables below.  As more fully described in Note 1—Change in Accounting Principle, the Company elected to change its accounting policy for program costs after concluding the 2003 fiscal year but retroactively applied the change to the beginning of the year, January 1, 2003.  As a result, the condensed quarterly data are presented on both an “as reported” and “as restated” basis.

The “as reported” data for 2003 reflects the results of operations as originally reported for the first three quarters and, for the fourth quarter and resulting year, as would have been reported, prior to the accounting change.  The “as restated” data reflects the accounting change as of the beginning of the year, January 1, 2003.

	Year Ended December 31, 2003
(In thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

As reported:
Revenues	$41,900	$44,113	$44,273	$39,823	$170,109
Gross profit (loss)	10,997	(1,270)	9,221	9,946	28,894
Loss from continuing operations	(2,763)	(40,266)	(2,743)	(2,988)	(48,760)
Income (loss) from discontinued operations	(6,397)	747	—	(971)	(6,621)
Net loss	(9,160)	(39,519)	(2,743)	(3,959)	(55,381)

As restated:
Revenues	$41,900	$44,113	$44,273	$39,823	$170,109
Gross profit	10,997	4,992	9,221	9,946	35,156
Loss from continuing operations	(4,336)	(37,282)	(4,954)	(6,366)	(52,938)
Income (loss) from discontinued operations	(6,397)	747	—	(971)	(6,621)
Cumulative effect of change in accounting principle	(13,764)	—	—	—	(13,764)
Net loss	(24,497)	(36,535)	(4,954)	(7,337)	(73,323)

The principal differences between “as reported” and “as restated” are caused by the recognition of the $13,764,000 cumulative effect of the change in accounting principle in the first quarter and the timing of a write off of previously deferred program costs.  As part of the Company’s second quarter restructuring activities, $6,262,000 of program costs that were deferred under the old accounting policy were written off and charged to cost of sales.  Since under the new policy (which was adopted in 2004 and retroactively applied to January 1, 2003) those costs are deemed expensed as incurred, the second quarter write off is not required in the “as restated” data.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2003 (1)
Allowance for doubtful accounts	$1,205	$670	$—	$(607)	$1,268
Reserve for excess, slow moving and potentially obsolete material	3,759	3,199	—	(1,744)	5,214
Deferred tax asset valuation allowance	—	19,528	—	—	19,528

Year Ended December 31, 2002 (1)
Allowance for doubtful accounts	$2,108	$843	$—	$(1,746)	$1,205
Reserve for excess, slow moving and potentially obsolete material (2)	2,986	3,553	—	(2,780)	3,759

Year Ended December 31, 2001 (1)
Allowance for doubtful accounts	$1,536	$2,001	$—	$(1,429)	$2,108
Reserve for excess, slow moving and potentially obsolete material (3)	3,213	731	—	(958)	2,986

(1)       Excludes amounts attributable to the Specialty Avionics Group which is classified as discontinued operation.

(2)       Excludes $7,241,000 of other asset impairment related charges resulting from the 2002 and 2001 restructuring programs.

(3)       Excludes $12,155,000 of inventory and capitalized program cost write-offs resulting from the 2001 restructuring program.