Form 10-Q
period 2004-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2004-05-14
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2004 was 100 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Consolidated Statements of Stockholder’s Equity (Deficit) for the three months ended March 31, 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Performance Measures

Changes in Accounting Principles

Three months ended March 31 2004

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

Exhibits

Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,689	$6,936
Accounts receivable, net	26,969	21,455
Inventories	47,621	42,981
Prepaid expenses and other current assets	1,159	1,082
Total current assets	78,438	72,454

Property and equipment, net	29,962	30,900
Goodwill	162,430	162,430
Other assets, principally intangibles, net	36,407	38,092
Total assets	$307,237	$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$1,271	$1,198
Accounts payable	14,943	15,462
Accrued liabilities	19,953	17,890
Income taxes payable	41	—
Total current liabilities	36,208	34,550

Long-term debt	277,326	268,208
Mandatorily redeemable preferred stock	42,684	—
Other long-term liabilities	5,366	5,464

Commitments and contingencies (Note 9)

Mandatorily redeemable preferred stock	—	40,835

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	112,987	112,987
Notes receivable for shares sold	(1,286)	(1,268)
Accumulated deficit	(165,780)	(156,632)
Accumulated other comprehensive loss	(268)	(268)
Total stockholder’s equity (deficit)	(54,347)	(45,181)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$307,237	$303,876

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Revenues	$48,597	$41,900
Cost of sales	36,839	28,878

Gross profit	11,758	13,022

Operating expenses:
Selling, general and administrative expenses	7,237	9,930
Research and development expenses	2,181	1,573
Amortization of intangible assets	912	912
Total operating expenses	10,330	12,415

Income from operations	1,428	607

Other expenses:
Interest expense	8,702	5,869
Mandatorily redeemable preferred stock dividends	1,732	—
Other expenses, net	112	339

Loss from continuing operations before provision for income taxes	(9,118)	(5,601)
Provision for income (taxes) benefit	(30)	1,265

Loss from continuing operations	(9,148)	(4,336)

Loss from discontinued operations, net of tax	—	(6,397)
Cumulative effect of change in accounting principles	—	(13,764)

Net loss	(9,148)	(24,497)

Accrued preferred stock dividends	—	(1,480)
Preferred stock redemption value accretion	—	(117)

Net loss applicable to common stockholder	$(9,148)	$(26,094)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity (Deficit)

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, December 31, 2003	100	$—	$112,987	$(1,268)	$(156,632)	$(268)	$(45,181)

Comprehensive loss:
Net loss	—	—	—	—	(9,148)	—	(9,148)

Notes receivable interest accrued	—	—	—	(18)	—	—	(18)

Balance, March 31, 2004 (Unaudited)	100	$—	$112,987	$(1,286)	$(165,780)	$(268)	$(54,347)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,148)	$(24,497)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles	—	13,764
Loss from discontinued operations	—	6,397
Depreciation and amortization	3,116	3,211
Mandatorily redeemable preferred stock dividends	1,732	—
Interest accretion on second-lien term debt	606	—
Preferred stock redemption value accretion	117	—
Deferred income taxes	—	(1,869)
Other, net	10	404
Changes in assets and liabilities:
Accounts receivable	(5,514)	(233)
Inventories	(4,640)	(9,861)
Prepaid expenses and other assets	(192)	(3,248)
Accounts payable	(519)	2,521
Accrued liabilities	2,063	(7,877)
Income taxes payable	139	46
Other long-term liabilities	(98)	(1,125)
Net cash used for operating activities	(12,328)	(22,367)

Cash flows from investing activities:
Capital expenditures	(504)	(1,098)
Cash paid for acquisition contingent consideration	—	(600)
Net cash used for investing activities	(504)	(1,698)

Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	8,850	27,150
Other secured long-term	46	—
Debt repayments:
First-lien term debt	—	(3,275)
Other secured long-term debt	(311)	(935)
Net cash provided by financing activities	8,585	22,940

Net cash provided by discontinued operations	—	3,341

Net increase (decrease) in cash and cash equivalents	(4,247)	2,216
Cash and cash equivalents at beginning of period	6,936	12,421
Cash and cash equivalents at end of period	$2,689	$14,637

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  These consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2003 Form 10-K.  Reclassifications have been made to the financial statements for prior periods to conform to the current year presentation.

Changes in Accounting Principles

SFAS No. 150 Adopted January 1, 2004

Effective January 1, 2004, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  As a result of adopting of SFAS No. 150 on January 1, 2004, the 16% mandatorily redeemable preferred stock was reclassified as a liability and the quarterly dividend and redemption value accretion are reflected as charges against pre-tax income.  In periods prior to January 1, 2004, these charges were deducted in arriving at the net income or loss applicable to the Company’s common stockholder.

The following table summarizes the results of operations for the three months ended March 31, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended March 31, 2003
(In thousands)	As Reported	Pro Forma
	(Unaudited)
Loss from continuing operations	$(4,336)	$(5,933)
Net loss	(24,497)	(26,094)

The pro forma data reflects the $1,480,000 of preferred stock dividends and $117,000 of redemption value accretion as charges against income during the period.

Discontinued Use of Program Accounting Commencing January 1, 2003

As more fully described in “Note 1—Change in Accounting Principle” to the audited financial statements included in the Company’s 2003 Form 10-K, the Company elected to discontinue the use of program accounting for the costs of products manufactured for delivery under production-type contracts.  As a result, certain deferred program costs are no longer included in inventory commencing January 1, 2003.

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  As a result of the change, the Company has restated its results of operations for the three months ended March 31, 2003 by charging $1,573,000 of previously inventoried costs to research and development expense and recording a $13,764,000 charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

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

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Net loss, as reported	$(9,148)	$(24,497)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(81)	(94)
Pro forma net loss	$(9,229)	$(24,591)

The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

Note 2.                                  Disposition of Specialty Avionics Group

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group for $140,000,000 in cash.  The sale was consummated on May 23, 2003.  Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.

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

The following tables summarize the results operations and cash flows of the Specialty Avionics Group for the three months ended March 31, 2003.

(In thousands)	Three Months Ended March 31, 2003
(Unaudited)

Results of Operations:
Revenues	$23,470

Operating expenses:
Costs and expenses	18,992
Impairment of goodwill	7,500
Amortization of intangible assets	557
Total operating expenses	27,049

Loss from operations	(3,579)

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	1,806
Debt obligations assumed by the buyer	202
Other expenses, net	101

Pre-tax loss	(5,688)
Provision for income taxes	(709)

Net loss from discontinued operations	$(6,397)

(In thousands)	Three Months Ended March 31, 2003
(Unaudited)

Cash Flows Provided By (Used For):
Operating activities	$4,138
Investing activities	(269)
Financing activities	(587)
Net increase in cash and cash equivalents	57
Effect of foreign currency translation on cash	2
Net cash provided by discontinued operations	$3,341

Note 3.                                  Inventories

Inventories are comprised of the following as of March 31, 2004 and December 31, 2003:

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials	$31,838	$30,414
Work-in-process	11,379	6,817
Finished goods	1,028	1,693
Costs and estimated earnings in excess of billings on uncompleted contracts	3,376	4,057
Total inventories	$47,621	$42,981

Total costs and estimated earnings on all uncompleted contracts as of March 31, 2004 and December 31, 2004 are comprised of the following:

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Costs incurred on uncompleted contracts	$71,977	$71,784
Estimated earnings recognized	78,358	77,782
Total costs and estimated earnings	150,335	149,566
Less billings to date	(150,581)	(145,661)
Net	$(246)	$3,905

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$3,376	$4,057
Liability – Billings in excess of costs and estimated earnings (Note 5)	(3,622)	(112)
Net	$(246)	$3,945

Note 4.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of March 31, 2004 and December 31, 2003:

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Identifiable intangible assets with finite useful lives	$24,543	$25,455
Deferred financing costs	11,022	11,812
Other non-amortizable assets	842	825
Total other assets	$36,407	$38,092

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of March 31, 2004 and December 31, 2003:

	March 31, 2004 (Unaudited)			December 31, 2003
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(6,593)	$15,679	$22,272	$(6,222)	$16,050
Engineering drawings	7,645	(2,413)	5,232	7,645	(2,286)	5,359
Other identifiable intangibles	11,345	(7,713)	3,632	11,345	(7,299)	4,046
Total identifiable intangibles	$41,262	$(16,719)	$24,543	$41,262	$(15,807)	$25,455

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2008 is as follows: 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; 2007 – $2,175,000; and 2008 – $2,171,000.

Note 5.                                  Accrued Liabilities

Accrued liabilities are comprised of the following as of March 31, 2004 and December 31, 2003:

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$5,024	$4,017
Billings in excess of costs and estimated earnings on uncompleted contracts	3,622	112
Accrued interest	3,556	4,969
Customer advances and deposits	2,696	3,147
Current portion of accrued product warranty obligations	2,077	2,064
Other accrued liabilities	2,978	3,581
Total accrued liabilities	$19,953	$17,890

Note 6.                                  Long-Term Debt

Long-term debt includes the following amounts as of March 31, 2004 and December 31, 2003:

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)

First-lien credit facility:
Term debt	$80,521	$80,521
Revolving line of credit	8,850	—
Second-lien term debt	80,673	80,067
Capital lease obligations and other debt, secured by property and equipment	8,553	8,818
12% subordinated notes	100,000	100,000
Total long-term debt	278,597	269,406
Less current portion	(1,271)	(1,198)
Long-term debt, less current portion	$277,326	$268,208

A portion of the interest charged on the second-lien term debt is pay-in-kind or “accreted” interest, payable at maturity.  An additional $606,000 of pay-in-kind interest accreted to the initial principal balance of the term debt during the three months ended March 31, 2004.

As of March 31, 2004, the Company had irrevocable standby letters of credit in the amount of $318,000 issued and outstanding under the first-lien credit facility, which reduces borrowings available under the $24,000,000 revolving line of credit.

Note 7.                                  Mandatorily Redeemable Preferred Stock

As more fully described in “Note 1—Changes in Accounting Principles,” the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as of January 1, 2004.

The table below summarizes the increase in mandatorily redeemable preferred stock during the three months ended March 31, 2004.

(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value

Balance, December 31, 2003	432,919	$43,292	$(2,457)	$40,835
Preferred stock dividends	17,317	1,732	—	1,732
Redemption value accretion	—	—	117	117
Balance, March 31, 2004 (Unaudited)	450,236	$45,024	$(2,340)	$42,684

Per share liquidation value as of March 31, 2004 (Unaudited)		$100.00

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

Note 8.                                  Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)

Pre-tax loss reported by:
Continuing operations	$(9,118)	$(5,601)
Discontinued operations	—	(5,688)
Consolidated pre-tax loss	$(9,118)	$(11,289)

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(2,524)	$(556)
Net deferred tax asset valuation allowance	2,554	—
Net provision for income taxes (benefit)	$30	$(556)

Allocation of total provision for income taxes (benefit):
Continuing operations	$30	$(1,265)
Discontinued operations	—	709
Net provision for income tax benefit	$30	$(556)

For the three months ended March 31, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment.

For the three months ended March 31, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 (Note 1).

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, the Company had a net deferred tax asset of $19,528,000 fully offset by a valuation allowance of the same amount as of December 31, 2003.

As required by SFAS No. 109, the Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it is not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, the Company recorded a $19,528,000 valuation allowance, eliminating the net deferred asset, as of December 31, 2003.  Based upon the results of operations for the three months ended March 31, 2004, the Company determined that an additional $2,554,000 valuation allowance was required as of that date.

Note 9.                                  Commitments and Contingencies

Litigation

Raytheon Aircraft Company (“Raytheon”) has filed a complaint against the Company and one of its subsidiaries in the state court of Kansas with respect to alleged product liability related to certain aircraft seats sold to Raytheon by the Company’s subsidiary.  The complaint does not specify the amount of damages claimed by Raytheon, but the amount could be material.

This action has just been served on the Company and no discovery has commenced; accordingly, management has not had an opportunity to determine the likely outcome of this claim.  However, based on the allegations in the complaint and the facts currently available, management does not know of a basis which would result in this action having a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.  Further, the Company’s subsidiary may be indemnified by the entity from which it acquired the seat product line.

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

DeCrane Holdings’ preferred stock dividends are payable quarterly at a rate of 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.  On or after September 30, 2005, preferred stock dividends are required to be paid in cash, if declared, and the preferred stock is mandatorily redeemable on September 30, 2009.  The DeCrane Holdings preferred stock has a total redemption value of $73,901,000 as of March 31, 2004, including accumulated dividends.

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

Management defines Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  Management believes the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view group performance in a manner similar to the method used by management, helps improve their ability to understand the Company’s core segment performance, adjusted for items management believes are unusual, and makes it easier to compare the Company’s results with other companies that have different financing, capital structures and tax rates.  In addition, management believes these measures are consistent with the manner in which its lenders and investors measure the Company’s overall performance and liquidity, including its ability to service debt and fund discretionary capital expenditure and product development programs.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)

Revenues:
Cabin Management	$34,338	$30,620
Systems Integration	14,531	12,132
Inter-group elimination (1)	(272)	(852)
Consolidated totals	$48,597	$41,900

Adjusted EBITDA (as defined):
Cabin Management	$3,440	$4,550
Systems Integration	3,029	2,157
Corporate (2)	(1,093)	(2,112)
Inter-group elimination (3)	3	110
Consolidated totals	5,379	4,705
Reconciling items (4)	(14,527)	(29,202)
Net loss	$(9,148)	$(24,497)

(In thousands)	March 31, 2004	December 31, 2003
	(Unaudited)
Total assets (as of period end):
Cabin Management	$231,888	$224,116
Systems Integration	59,315	58,395
Corporate (5)	16,127	21,456
Inter-group elimination (6)	(93)	(91)
Consolidated totals	$307,237	$303,876

(1)          Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)          Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)          Reflects elimination of the effect of inter-group profits in inventory.

(4)          Adjusted EBITDA (as defined) excludes the following charges reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Depreciation and amortization of long-lived assets (a)	$(2,326)	$(2,516)
Adjustment to reflect program costs as research and development expenses (b)	(1,616)	(1,573)
Acquisition related charges not capitalized	(9)	(9)
Interest expense	(8,702)	(5,869)
Mandatorily redeemable preferred stock dividends	(1,732)	—
Other expenses, net	(112)	(339)
Provision for income (taxes) benefit	(30)	1,265
Income (loss) from discontinued operations	—	(6,397)
Cumulative effect of change in accounting principle	—	(13,764)
Total reconciling items	$(14,527)	$(29,202)

(a)          Reflects depreciation and amortization of long-lived assets and amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Depreciation and amortization of long-lived assets	$2,326	$2,516
Amortization of deferred financing costs	790	695
Consolidated depreciation and amortization	$3,116	$3,211

(b)         Under program accounting, which the Company is required to use for determining covenant compliance under its credit agreements, certain product development costs incurred in connection with specific contracted programs are deferred and charged to cost of sales as revenues related to the program are recognized.  For financial reporting purposes, these costs are charged to research and development expense as incurred.  This adjustment reflects the net difference between these two methods of accounting.

(5)          Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(6)          Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 11.                           Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% subordinated notes described in Note 6, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  The non-guarantor subsidiaries are companies within the Specialty Avionics Group which was sold in May 2003 and are therefore classified as a component of discontinued operations.

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

(3)          Elimination of equity in earnings of subsidiaries.

Balance Sheets

	March 31, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$2,209	$480	$—		$2,689
Accounts receivable, net	—	26,969	—		26,969
Inventories	—	47,621	—		47,621
Other current assets	122	1,037	—		1,159
Total current assets	2,331	76,107	—		78,438

Property and equipment, net	951	29,011	—		29,962
Other assets, principally goodwill	12,845	185,992	—		198,837
Investments in subsidiaries	83,962	—	(83,962	)(1)	—
Intercompany receivables	230,562	62,826	(293,388	)(2)	—
Total assets	$330,651	$353,936	$(377,350)		$307,237

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$7	$1,264	$—		$1,271
Other current liabilities	6,111	28,826	—		34,937
Total current liabilities	6,118	30,090	—		36,208

Long-term debt, less current portion	270,111	7,215	—		277,326
Mandatorily redeemable preferred stock	42,684	—	—		42,684
Intercompany payables	62,826	230,562	(293,388	)(2)	—
Other long-term liabilities	2,991	2,375	—		5,366

Stockholder’s equity (deficit):
Paid-in capital	111,701	151,492	(151,492	)(1)	111,701
Retained earnings (deficit)	(165,780)	(67,530)	67,530	(1)	(165,780)
Accumulated other comprehensive loss	—	(268)	—		(268)
Total stockholder’s equity (deficit)	(54,079)	83,694	(83,962)		(54,347)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$330,651	$353,936	$(377,350)		$307,237

	December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$6,540	$396	$—		$6,936
Accounts receivable, net	—	21,455	—		21,455
Inventories	—	42,981	—		42,981
Other current assets	254	828	—		1,082
Total current assets	6,794	65,660	—		72,454

Property and equipment, net	1,047	29,853	—		30,900
Other assets, principally goodwill	13,615	186,907	—		200,522
Investments in subsidiaries	85,668	—	(85,668	)(1)	—
Intercompany receivables	261,631	100,642	(362,273	)(2)	—
Total assets	$368,755	$383,062	$(447,941)		$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$11	$1,187	$—		$1,198
Other current liabilities	8,532	24,820	—		33,352
Total current liabilities	8,543	26,007	—		34,550

Long-term debt, less current portion	260,654	7,554	—		268,208
Intercompany payables	100,642	261,631	(362,273	)(2)	—
Other long-term liabilities	2,994	2,470	—		5,464

Mandatorily redeemable preferred stock	40,835	—	—		40,835

Stockholder’s equity (deficit):
Paid-in capital	111,719	151,492	(151,492	)(1)	111,719
Retained earnings (deficit)	(156,632)	(65,824)	65,824	(1)	(156,632)
Accumulated other comprehensive loss	—	(268)	—		(268)
Total stockholder’s equity (deficit)	(44,913)	85,400	(85,668)		(45,181)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$368,755	$383,062	$(447,941)		$303,876

Statements of Operations

	Three Months Ended March 31, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$48,597	$—		$48,597
Cost of sales	—	36,839	—		36,839

Gross profit	—	11,758	—		11,758

Operating and other expenses (income):
Selling, general and administrative expenses	1,198	6,039	—		7,237
Research and development expenses	—	2,181	—		2,181
Amortization of intangible assets	—	912	—		912
Interest expense	8,516	186	—		8,702
Mandatorily redeemable preferred stock dividends	1,732	—	—		1,732
Intercompany charges	(5,257)	5,257	—		—
Equity in loss of subsidiaries	1,706	—	(1,706	)(3)	—
Other expenses (income), net	118	(6)	—		112
Provision for income taxes (benefit)	1,135	(1,105)	—		30

Net loss	$(9,148)	$(1,706)	$1,706		$(9,148)

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$41,900	$—	$—		$41,900
Cost of sales	—	28,878	—	—		28,878

Gross profit	—	13,022	—	—		13,022

Operating and other expenses (income):
Selling, general and administrative expenses	3,036	6,894	—	—		9,930
Research and development expenses	—	1,573	—	—		1,573
Amortization of intangible assets	—	912	—	—		912
Interest expense	5,820	49	—	—		5,869
Intercompany charges	(6,523)	6,523	—	—		—
Equity in loss of subsidiaries	19,748	69	—	(19,817	)(3)	—
Other expenses, net	174	165	—	—		339
Provision for income taxes (benefit)	2,242	(3,507)	—	—		(1,265)
Loss from discontinued operations	—	6,328	69	—		6,397
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764

Net loss	$(24,497)	$(19,748)	$(69)	$19,817		$(24,497)

Statements of Cash Flows

	Three Months Ended March 31, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(9,148)	$(1,706)	$1,706		$(9,148)
Noncash adjustments:
Equity in loss of subsidiaries	1,706	—	(1,706	)(3)	—
Other noncash adjustments	3,322	2,259	—		5,581
Changes in working capital	(9,058)	297	—		(8,761)
Net cash provided by (used for) operating activities	(13,178)	850	—		(12,328)

Cash flows from investing activities:

Capital expenditures	—	(504)	—		(504)
Net cash used for investing activities	—	(504)	—		(504)

Cash flows from financing activities:

Net revolving line of credit borrowings	8,850	—	—		8,850
Other secured long-term borrowings	—	46	—		46
Other secured long-term debt repayments	(3)	(308)	—		(311)
Net cash provided by (used for) financing activities	8,847	(262)	—		8,585

Net increase (decrease) in cash and equivalents	(4,331)	84	—		(4,247)
Cash and equivalents at beginning of period	6,540	396	—		6,936

Cash and equivalents at end of period	$2,209	$480	$—		$2,689

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(24,497)	$(19,748)	$(69)	$19,817	(3)	$(24,497)
Noncash adjustments:
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764
Loss from discontinued operations	—	6,328	69	—		6,397
Equity in loss of subsidiaries	19,748	69	—	(19,817	)(3)	—
Other noncash adjustments	237	1,509	—	—		1,746
Changes in working capital	(16,438)	(3,339)	—	—		(19,777)
Net cash used for operating activities	(20,950)	(1,417)	—	—		(22,367)

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	(600)	—	—	—		(600)
Capital expenditures	(3)	(1,095)	—	—		(1,098)
Net cash used for investing activities	(603)	(1,095)	—	—		(1,698)

Cash flows from financing activities:

Net revolving line of credit borrowings	27,150	—	—	—		27,150
First-lien term debt repayments	(3,275)	—	—	—		(3,275)
Other secured long-term debt repayments	(114)	(821)	—	—		(935)
Net cash provided by (used for) financing activities	23,761	(821)	—	—		22,940

Net cash provided by discontinued operations	—	3,341	—	—		3,341

Net increase in cash and equivalents	2,208	8	—	—		2,216
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$14,551	$86	$—	$—		$14,637

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

We define Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  We believe the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view group performance in a manner similar to the method we use, helps improve their ability to understand our core segment performance, adjusted for items we believe are unusual, and makes it easier to compare our results with other companies that have different financing, capital structures and tax rates.  In addition, we believe these measures are consistent with the manner in which our lenders and investors measure our overall performance and liquidity, including our ability to service debt and fund discretionary capital expenditure and product development programs.

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

Changes in Accounting Principles

Adoption of SFAS No. 150.  Effective January 1, 2004, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  As a result of adopting of SFAS No. 150 on January 1, 2004, the 16% mandatorily redeemable preferred stock was reclassified as a liability and the quarterly dividend and redemption value accretion are reflected as charges against pre-tax income.  In periods prior to January 1, 2004, these charges were deducted in arriving at the net income or loss applicable to the Company’s common stockholder.

The following table summarizes the results of operations for the three months ended March 31, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended March 31, 2003
(In millions)	As Reported	Pro Forma
	(Unaudited)

Loss from continuing operations	$(4.3)	$(5.9)
Net loss	(24.5)	(26.1)

The pro forma data reflects $1.5 million of preferred stock dividends and $0.1 million of redemption value accretion as charges against income during the period.

Change in Accounting for Product Development Costs.  In addition, and as more fully described in “Note 1—Change in Accounting Principle” to the audited financial statements included in the Company’s 2003 Form 10-K, we elected to discontinue the use of program accounting for the costs of products manufactured for delivery under production-type contracts.  As a result, certain deferred program costs are no longer included in inventory commencing January 1, 2003.

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  As a result of the change, we have restated the results of operations for the three months ended March 31, 2003 by charging $1,573,000 of previously inventoried costs to research and development expense and recording a $13,764,000 charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues.  Revenues increased $6.7 million, or 16.0%, to $48.6 million for the three months ended March 31, 2004 from $41.9 million for the three months ended March 31, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$3.7	12.1%
Systems Integration	2.4	19.8
Decrease in inter-group elimination	0.6
Total	$6.7

Cabin Management.  Revenues increased by $3.7 million, or 12.1% compared to the prior year due to a higher volume of corporate jet production by aircraft manufacturers.  The increase consisted of the following:

•                  a $1.1 million increase in aircraft furniture and related products revenues;

•                  a $1.2 million increase in cabin management and entertainment systems revenues; and

•                  a $1.5 million increase in seating products revenues; offset by

•                  a $0.1 million decrease in other product and services revenues.

Systems Integration.  Revenues increased by $2.4 million, or 19.8% compared to the prior year, due to:

•                  the receipt of $4.2 million for the conversion of a major supply contract for auxiliary fuel systems to a “requirements” only contract from a guaranteed “take-or-pay” contract; and

•                  a $0.8 million increase in the commercial aircraft systems integration engineering services; offset by

•                  a $2.6 million decrease resulting from lower production of auxiliary fuel tank systems.

Gross profit.  Gross profit decreased $1.3 million, or 9.7%, to $11.7 million for the three months ended March 31, 2004 from $13.0 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(0.8)	(8.6)%
Systems Integration	(0.5)	(9.5)
Total	$(1.3)

Cabin Management.  Gross profit decreased by $0.8 million, or 8.6% compared to the prior year, primarily due to:

•                  a $1.6 million decrease due to lower margins resulting from the costs associated with the start-up of production for new aircraft programs as well as a change in sales mix; offset by

•                  a $0.8 million increase in gross profit related to higher volume for our cabin management and entertainment systems.

Systems Integration.  Gross profit decreased by $0.5 million, or 9.5% compared to the prior year, primarily due to:

•                  a $2.3 million decrease resulting from lower revenues and a change in product delivery mix; offset by

•                  a $1.5 million increase resulting from the conversion of a major supply contract for auxiliary fuel systems to a “requirements” only contact from a guaranteed “take-or-pay” contract; and

•                  a $0.3 million increase resulting from the increase in commercial aircraft systems integration engineering services revenues.

During the three months ended March 31, 2004, we received $4.2 million as compensation for converting the supply contract to a requirements-only contract.  In conjunction with the conversion, we charged $2.7 million to cost of sales to write-off unamortized design and engineering costs and to reduce excess raw material inventory related to this contract to its net realizable value.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.7 million, or 27.1%, to $7.2 million for the three months ended March 31, 2004, from $9.9 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(0.2)	(4.4)%
Systems Integration	(1.4)	(41.4)
Corporate	(1.1)
Total	$(2.7)

Cabin Management.  SG&A expenses decreased by $0.2 million, or 4.4% compared to the prior year, due to ongoing cost reduction measures.

Systems Integration.  SG&A expenses decreased by $1.4 million, or 41.4% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions in 2003 as well as other cost reduction efforts.

Corporate.  SG&A expenses decreased by $1.1 million compared to the prior year due principally to lower costs pursuant to the incentive compensation plan.

Research and development expenses.  Research and development expenses increased $0.6 million, or 38.6%, to $2.2 million for the three months ended March 31, 2004 compared to $1.6 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$0.2	14.9%
Systems Integration	0.4	411.7
Total	$0.6

Cabin Management.  R&D expenses increased $0.2 million, or 14.9% compared to the prior year. The increase is primarily related to the development of our new single-design seat technology and design of new interior furnishing components for a major customer’s recently introduced new model of aircraft.

Systems Integration.  R&D expenses increased $0.4 million, or 411.7% compared to the prior year.  The increase is principally due to the development of several new products.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.2 million to $2.3 million for the three months ended March 31, 2004 from $2.5 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and lower depreciable base.  By segment, depreciation and amortization changed as follows.

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.1)	(6.9)%
Selling, general and administrative expense	(0.1)	(21.0)
Amortization of intangible assets	0.0	0.0
Total	$(0.2)

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

Cabin Management.  Adjusted EBITDA decreased by $1.2 million, or 24.4%, to $3.4 million for the three months ended March 31, 2004 compared to $4.6 million for the same period in the prior year primarily due to:

•                  a $1.6 million decrease in gross profit related to our business, VIP and head-of-state aircraft furniture and seating operations; and

•                  a $0.4 million unfavorable impact resulting from adjusting for program costs; and

•                  a $0.2 million increase in research and development expenses; offset by

•                  a $0.8 million increase in gross profit related our cabin management and entertainment systems; and

•                  a $0.2 million decrease in SG&A spending.

Systems Integration.  Adjusted EBITDA increased by $0.8 million, or 40.4%, to $3.0 million for the three months ended March 31, 2004 compared to $2.2 million for the same period in the prior year due to:

•                  a $1.4 million decrease in SG&A spending; and

•                  a $0.3 million favorable impact resulting from adjusting for program costs; offset by

•                  a $0.5 million decline in gross profit; and

•                  a $0.4 million increase in research and development expenses.

Operating income.  Operating income increased $0.8 million, or 135.3%, to $1.4 million for the three months ended March 31, 2004, from $0.6 million for the same period in the prior year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(0.7)	(47.9)%
Systems Integration	0.5	35.3
Corporate	1.0
Total	$0.8

Cabin Management.  Operating income decreased by $0.7 million, or 47.9% compared to the prior year, due to:

•                  a $1.5 million decrease in gross profit, primarily due to lower revenues related to our furniture and seating operations; and

•                  an $0.2 million increase in research and development expenses; offset by

•                  a $0.8 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $0.2 million decrease in expenses resulting from cost reduction measures.

Systems Integration. Operating income increased by $0.5 million, or 35.3% compared to the prior year, due to:

•                  a net $1.5 million increase resulting from the conversion of a major customer supply contract to a requirements-only contract; and

•                  a $1.4 million decrease in SG&A spending; offset by

•                  a $1.9 million decrease resulting from reduced gross profit on lower revenues; and

•                  a $0.4 million increase in research and development expenses.

Interest expense.  Interest expense increased $2.8 million, or 48.3%, to $8.7 million for the three months ended March 31, 2004 compared to $5.9 million for the same period in the prior year.  The increase is attributable to:

•                  $3.0 million of additional interest expense attributable to $80.0 million of second-lien term debt issued in December 2003; and

•                  a $0.3 million increase in other interest expense; offset by

•                  a $0.5 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the partial refinancing with second-lien debt in December, partially offset by a 1.5% increase in interest rate margins charged by our lenders based on the consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Dividends on our 16% mandatorily redeemable preferred stock totaled $1.7 million for the three months ended March 31, 2004.  As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting of SFAS No. 150, the 16% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, preferred stock dividends were deducted in arriving at the net income or loss applicable to our common stockholder and amounted to $1.5 million for the three months ended March 31, 2003.  The increase between periods is attributable to the quarterly compounding of the dividends accrued but not declared and paid.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
(In millions)	2004	2003

Income tax (benefit) based on reported pre-tax loss	$(2.5)	$(1.2)
Net deferred tax asset valuation allowance	2.5	—
Net income tax benefit	$—	$(1.2)

For the three months ended March 31, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

For the three months ended March 31, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 described above..

As more fully described in Note 11 to the audited financial statements included in our 2003 Form 10-K, we had a net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount as of December 31,2003.

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and there are no tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it is not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, we recorded a $19.5 million valuation allowance, eliminating the net deferred asset, as of December 31, 2003.  Based upon the results of operations for the three months ended March 31, 2004, we Company determined that an additional $2.5 million valuation allowance was required as of that date.

Loss from continuing operations.  The loss from continuing operations increased $4.8 million to a loss of $9.1 million for the three months ended March 31, 2004 compared to a loss of $4.3 million for the same period in the prior year, primarily due to:

•                  a $2.6 million increase in interest and other expenses (net);

•                  a $1.3 million decrease in income tax benefit; and

•                  $1.7 million of preferred stock dividends resulting from the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as described above; offset by

•                  a $0.8 million increase in operating income.

Loss from discontinued operations.  Loss from discontinued operations was $6.4 million for the three months ended March 31, 2003 and reflects the results of operations of our Specialty Avionics Group which was sold on May 22, 2003.

Cumulative effect of change in accounting principle.  As more fully described in “—Changes in Accounting Principles” above, the $13.8 million charge during the three months ended March 31, 2003 was to reflect the cumulative effect of the change in accounting for product development costs.

Net loss.  Net loss decreased $15.4 million to a net loss of $9.1 million for the three months ended March 31, 2004 compared to a net loss of $24.5 million for the same period in the prior year.  The decrease is attributable to:

•                  a net decrease in cumulative effect of change in accounting principles of $13.8 million; and

•                  a decrease in the loss from discontinued operations of $6.4 million; offset by

•                  an increase in loss from continuing operations of $4.8 million.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, decreased $17.0 million to a net loss of $9.1 million for the three months ended March 31, 2004 compared to a net loss of $26.1 million for the same period in the prior year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $15.4 million decrease in our net loss; and

•                  a $1.6 million decrease in preferred stock dividends and redemption value accretion resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings.  Bookings increased $26.8 million, or 64.8%, to $68.2 million for the three months ended March 31, 2004 compared to $41.4 million for the same period in the prior year.  The increase in bookings for 2004 is due to increases in orders for all of our business segments.

Backlog at end of period.  Backlog increased $19.6 million to $77.6 million as of March 31, 2004 compared to $58.0 million as of March 31, 2003.

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

Cash Flows During the Three months ended March 31, 2004

Net cash used by operating activities was $12.3 million for the three months ended March 31, 2004 and consisted of $3.5 million of cash used by operations after adding back depreciation, amortization, preferred stock dividends, interest accretion and other noncash items and $8.7 million used for working capital and a $0.1 million decrease in other liabilities.  The following factors contributed to the $8.7 million working capital increase:

•                  a $5.5 million increase in accounts receivables due to higher revenues;

•                  a $4.6 million increase in inventory commensurate with higher revenues; and

•                  a $0.2 million net increase in other working capital items; offset by

•                  a $1.5 million increase in accounts payable and accrued expenses (net); and

•                  a $0.1 million increase in income taxes payable due to lower levels of taxable income.

Net cash used by investing activities consisted of capital expenditures of $0.5 million for the three months ended March 31, 2004.  We anticipate spending approximately $3.0 to $5.0 million for capital expenditures in 2004.

Net cash provided by financing activities was $8.6 million for the three months ended March 31, 2004 and consisted of:

•                  $8.9 million of debt borrowings, primarily on the revolving line of credit; offset by

•                  $0.3 million of other secured long-term debt repayments.

Debt Obligations and Capital Resources as of March 31, 2004

As of March 31, 2004, first-lien credit facility borrowings and second-lien term debt totaling $99.5 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% subordinated notes, $70.6 million of 15% second-lien term debt and other secured indebtedness totaling $8.5 million outstanding as of March 31, 2004.  In addition, our 16% mandatorily redeemable preferred stock, which has characteristics of both a liability and equity, had a $45.0 million mandatorily redemption value as of March 31, 2004.

As of March 31, 2004, we had $42.2 million of working capital and $14.8 million of borrowings available under our revolving line of credit, which expires in March 2006.

Financial Condition and Liquidity

We believe our expected operating cash flows, together with borrowings under our first-lien credit facility ($14.8 million of which was available as of March 31, 2004, the commitment for which expires in March 2006), will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

We continue to explore the possible restructuring of our other debt and equity instruments that would improve our liquidity and reduce our cash needs.  We have not entered into any definitive documentation to do so and cannot assure you that we will be able to do so in the future.

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2004, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2004	2005 and 2006	2007 and 2008	2009 and Beyond

Long-term debt (a):
First-lien credit facility (b):
Term debt	$80.5	$—	$15.0	$65.5	$—
Revolving line of credit	8.9	—	8.9	—	—
Second-lien term debt (c)	80.7	—	—	80.7	—
12% subordinated notes (d)	100.0	—	—	100.0	—
Capital lease obligations (e)	3.3	0.4	0.9	0.6	1.4
Other indebtedness (e)	5.2	0.5	1.7	0.6	2.4
Total long-term debt	278.6	0.9	26.5	247.4	3.8

Mandatorily redeemable preferred stock (f)	45.0	—	—	—	45.0
Other long-term liabilities	5.4	—	3.7	1.7	—
Operating lease obligations	14.0	2.2	5.0	2.4	4.4
Total obligations as of March 31, 2004	$343.0	$3.1	$35.2	$251.5	$53.2

(a)                                  Excludes interest payments.

(b)                                 The first-lien credit facility bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  As of March 31, 2004, the current prime rate was 4.00% and the current LIBOR was 1.08%.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 6.98% as of March 31, 2004.

(c)                                  The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.33% as of March 31, 2004.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.7 million, including the 3% pay-in-kind interest obligation.

(d)                                 Interest on the 12% subordinated notes is payable semiannually.

(e)                                  Interest is generally payable monthly.

(f)                                    Dividends accrue quarterly at a 16% annual rate.  Prior to June 30, 2005, we may, at our option, pay dividends either in cash or by the issuance of additional shares of preferred stock.  Since the issuance of the preferred stock in June 2000, we have elected to issue additional shares in lieu of cash dividend payments and may continue to do so until June 2005, after which time we are required to pay quarterly dividends in cash, if declared.  Our debt instruments restrict our ability to make payments on our preferred stock.  If we elect to continue issuing additional shares until June 2005, our mandatory redemption obligation on March 31, 2009, the mandatory redemption date, will be $54.8 million and our annual cash dividend payment obligation will be $8.8 million, payable quarterly, commencing September 2005, if declared.

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ redemption obligation in the future, subject to significant limitations contained in our first-lien credit agreement, second-lien term notes and the subordinated notes indenture.  The DeCrane Holdings preferred stock has a total redemption value of $73.9 million as of March 31, 2004 and the preferred stock is mandatorily redeemable on September 30, 2009.

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

As of March 31, 2004, we also had irrevocable standby letters of credit in the amount of $0.3 million issued and outstanding under our first-lien credit facility.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2004

As more fully described in Note 1 accompanying our financial statements included in this report and “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

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

Some of the more significant factors listed above are further described in our 2003 Annual Report on Form 10-K and should be read in conjunction with this report.  Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of March 31, 2004, the current prime rate was 4.00% and the current LIBOR was 1.08%.  Based on $99.5 million of variable-rate debt outstanding as of March 31, 2004, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.08% for LIBOR borrowings, would reduce our pre-tax earnings by $1.0 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert our variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.1 million of variable-rate debt converted to fixed-rate debt outstanding as of March 31 2004, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $20.0 million, or 44.4%, to approximately $65.0 million as of March 31, 2004 from $45.0 million as of December 31, 2003.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $5.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Canada, the Far and Middle East and Western Europe, and we have a subsidiary with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are almost always valued and sold in U.S. dollars.  We have entered into forward foreign exchange contracts in the past, primarily to limit exposure related to foreign inventory procurement and operating costs.  While we have not entered into any such contracts since 1998, we may do so in the future depending on the volume of non-U.S. dollar denominated transactions and our assessment of future foreign exchange rate trends.

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

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 9 to the consolidated financial statements included in this report.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

18                                    Letter regarding change in accounting principle effective January 1, 2003 (1)

31.1                           Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2                           Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32                                    Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                                         Filed herewith

(1)                                  Filed as an exhibit to our Form 10-K dated December 31, 2003 filed with the Commission on March 29, 2004

b.                                      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

May 14, 2004	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer,
Secretary, Treasurer and Director