Form 10-K
period 2004-12-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2005-03-31
CIK 880765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 000-22371

DECRANE AIRCRAFT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1645569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8425 Pulsar Place, Suite 340
Columbus, Ohio 43240
(614) 848-7700

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Nil

The number of shares of Common Stock outstanding on March 25, 2005 was 100.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Table of Contents

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures

Index to Financial Statements and Financial Statement Schedule

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

PART I

ITEM 1.                                         BUSINESS

Company Overview

DeCrane Aircraft Holdings, Inc., a Delaware Corporation, was founded in 1989, and is a provider of integrated assemblies, sub-assemblies and component parts to the aerospace industry.  Since our founding, we have experienced both internal and external growth by identifying fragmented, high-growth niche segments within the aerospace industry and acquiring market-leading companies in those niches.  Today we have product capability within two specific segments of the aerospace industry: cabin interiors and systems integration services, including auxiliary fuel tank systems, retrofit and aircraft completion services.  These segments serve customers which manufacture business, VIP and head-of-state aircraft as well as repair and modification centers.  In addition, our customers include suppliers to the defense industry.

Our Operating Groups

We are organized into two operating groups, consistent with the segments in which we operate: Cabin Management and Systems Integration.  Through our operating groups, we offer a complete line of cabinetry, galleys, seating and cabin management systems for business, VIP and head-of-state aircraft, as well as systems integration services.  Historical financial information for our operating groups is presented in Note 18 accompanying our consolidated financial statements included in this report.

Cabin Management Group

DeCrane’s Cabin Management Group contributed approximately 73% of our revenues during the year ended December 31, 2004.

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

The Cabin Management Group introduced the concept of modularity to the business, VIP and head-of-state aircraft market by offering integrated interior products.  In our view, one of the greatest challenges facing the industry’s aircraft manufacturers is minimizing the production cycle time necessary to complete an unfinished “green” aircraft.  We believe our distinctive approach of delivering assemblies and sub-assemblies addresses this challenge by providing our customers with pre-engineered, pre-wired and pre-plumbed modular cabin interiors and sub-systems ready for final integration into the aircraft.  We believe our integrated assemblies and sub-assemblies and enable our customers to reduce their lead times, supplier base and overall costs.

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

Products and Services

Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services.  Approximately 53% of our Cabin Management Group’s revenues in 2004 were from two customers, Textron and Bombardier.  Our products and services are in four broad categories, as summarized below.

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

•                  cabin controls

•                  switches, controls and lighting

Composite Components

•                  sound-dampening side walls and headliners

•                  passenger service units

•                  environmental (HVAC) ducting

•                  closets

Our interior furnishings products and services provided approximately 45% of our consolidated revenues during 2004, 36% during 2003 and 47% during 2002.  Seating provided approximately 11% of our consolidated revenues during 2004, 13% during 2003 and 10% during 2002.

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

Interior Furnishings

•                  BE Aerospace

•                  C & D Interiors

•                   Fischer Advanced Composite Components (Austria)

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

•                  IPECO

Cabin Management Systems

•                  DPI Labs

•                  Honeywell Cabin Management Systems and Services

•                  IEC, International

•                  Rockwell Collins / Airshow

Composite Components

•                  AAR

•                  Fibre Art

•                   Fischer Advanced Composite Components (Austria)

•                  Plastic Fab

•                  Scale Composite Works

•                  The Nordam Group

Systems Integration Group

DeCrane’s Systems Integration Group contributed approximately 27% of our revenues during the year ended December 31, 2004.

Business Description

Our Systems Integration Group provides a range of aircraft retrofit, completion and refurbishment services, from conceptual design to Federal Aviation Administration certification, including engineering, manufacturing and installation.  One of our largest businesses in this group is the design, production and installation of auxiliary fuel systems, which extend the range of an aircraft.  We are presently the sole-source provider of auxiliary fuel systems to Boeing Business Jet (“BBJ”) for the BBJ, a Boeing 737-700IGW, and the BBJ2, a Boeing 737-800, and are one of only four world-wide approved BBJ/BBJ2 service centers.  During 2004, we delivered our third aircraft interior completion on a BBJ aircraft and started our fourth, which we expect to deliver mid-2005.

We also focus on regulatory authority safety mandates and believe we are a major supplier of integration kits for cockpit door video surveillance and terrain awareness warning systems including acquisition of FAA certification of those modifications before returning an aircraft to service.

The aerospace industry is highly regulated in the United States by the FAA and similar regulatory agencies abroad, such as the European Joint Aviation Authorities (commonly referred to as the JAA), to ensure that aviation products and services meet stringent safety and performance standards.  There are approximately 35 companies world-wide that have the necessary Designated Alteration Station authorization to offer aircraft certification on behalf of the FAA.  One company within our Systems Integration Group is authorized to provide the full spectrum of services, from design to FAA certification, needed for timely retrofitting and completion of an aircraft, thus providing a significant competitive advantage.

Our Systems Integration Group has adopted a two-pronged strategic approach to managing its operations:

•                  Develop the Most Comprehensive Integrated Retrofit Offering.  For the last fourteen years, our Systems Integration Group has focused on developing the capabilities necessary to provide a fully integrated offering with respect to aircraft refurbishing and aircraft retrofitting with FAA mandated changes and technological innovations.  We believe we have developed the most comprehensive offering in retrofitting aircraft with auxiliary fuel systems in the industry.

•                  Target Development of Specialty Products and Services Relating to Regulatory Authority Mandates.  Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution “kits” in response to FAA and JAA mandated aircraft upgrades.  Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new regulatory authority mandates.  For example, many domestic commercial airlines believe the FAA will eventually issue a safety mandate requiring cockpit door video surveillance on most commercial aircraft traveling in U.S. domestic airspace.  In response, we consulted with commercial airlines and developed what we believe to be a low-cost, high quality cockpit door video surveillance system.  Our Sentry One™ system is based on an in-house developed camera control unit with integral power supplies and is combined with state-of-the-art extreme low light cameras and a variety of video monitors.  Some airlines are voluntarily electing to install surveillance systems on their aircraft prior to the expected FAA mandate.  We have received FAA approval for our Sentry One™ system on Boeing 737-Classics, 737-400, 737-NG, 747, 747-400, 767 and 777 aircraft as well as Embraer 135, 140 and 145 and Airbus 300 aircraft.  We also have FAA approvals pending for MD 80 and 90 aircraft as well.  We believe we will be successful in obtaining FAA approval for our system on these and other types of aircraft as well.

Products and Services

Our Systems Integration Group provides auxiliary fuel systems, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification.  Customers include Boeing (Boeing Business Jet, Boeing’s Commercial Airplane Group and Boeing Integrated Defense Systems), Bombardier, Cessna, Gulfstream, Honeywell, Raytheon and Rockwell Collins as well as major airlines including All Nippon Airways, Astar Air Cargo (DHL), FedEx and Japan Airlines.  Approximately 32% of our Systems Integration Group’s revenues in 2004 were from Boeing.  The products and services we provide are described below.

Auxiliary Fuel Systems and Power Units.  We design, engineer, manufacture and install auxiliary fuel systems for business, VIP, head-of-state and commercial aircraft.  Our unique design and construction have made us a leader in the auxiliary fuel system market.  We also manufacture auxiliary power units, which provide ground power to corporate jets made by Bombardier, Cessna, Gulfstream, Learjet and Raytheon.  These products and services provided approximately 16% of our consolidated revenues during 2003 and 15% during 2002.

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

•                  Electronic Cable Systems

•     In-house engineering departments of commercial airlines

•     Numerous independent airframe maintenance and modification companies

Other Information

Acquisitions and Dispositions

Disposition of the Specialty Avionics Group

In 2003 we also had a third strategic business, our Specialty Avionics Group.  On May 23, 2003, we consummated the sale of our equity interests in the companies comprising this business to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC. for $140.0 million in cash.  We used $130.7 million of the proceeds from the sale to repay borrowings under our first-lien credit facility, as amended.  The Specialty Avionics Group consisted of Avtech Corporation of Seattle, Washington, Aerospace Display Systems, LLC of Hatfield, Pennsylvania, and Tri-Star Electronics International, Inc. of El Segundo, California.

The sale of the Specialty Avionics Group has not affected the operations of our remaining operating groups and is reflected as a discontinued operation in this report.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Companies Acquired by DeCrane Aircraft

During the five years ended December 31, 2004, DeCrane Aircraft has acquired the stock or assets of two significant businesses, as such term is defined by Securities and Exchange Commission rules.  On May 11, 2002, our Cabin Management Group acquired substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry.  On June 30, 2000, the Cabin Management Group also acquired all of the common stock of ERDA, Inc. (subsequently renamed DeCrane Aircraft Seating Co., Inc.), a Wisconsin-based designer and manufacturer of aircraft seating.

Both acquisitions were accounted for as purchases.  We have used the acquired assets to manufacture products similar to those previously manufactured by the companies prior to their acquisition.  Our financial statements reflect the acquired companies subsequent to their respective acquisition dates.

Customers

We estimate that our Cabin Management Group currently sells its products and services to approximately 800 customers and our Systems Integration Group sells its products and services to approximately 200 customers.  Our primary customers include manufacturers of business, VIP and head-of-state aircraft, airlines and aircraft repair and modification companies as well as defense contractors.

The following customers accounted for 10% or more of our consolidated revenues during the year ended December 31, 2004.  Historical data for the three years ended December 31, 2004 is presented in Note 18 accompanying our consolidated financial statements included in this report.

Significant Customers	Cabin Management Group	Systems Integration Group	Consolidated Total

Percent of consolidated revenues:
Year ended December 31, 2004:
Textron (1)	20.3%	0.1%	20.4%
Bombardier	18.5	1.3	19.8
Boeing (2)	0.7	8.9	9.6
Consolidated revenues	39.5%	10.3%	49.8%

Year ended December 31, 2003:
Textron (1)	16.2%	0.1%	16.3%
Bombardier	11.0	1.6	12.6
Boeing (2)	2.4	15.1	17.5
Consolidated revenues	29.6%	16.8%	46.4%

Percent of group revenues (3):
Year ended December 31, 2004:
Textron (1)	27.9%	0.1%
Bombardier	25.3	5.0
Boeing (2)	1.0	32.4
Group revenues	54.2%	37.5%

Year ended December 31, 2003:
Textron (1)	23.2%	0.1%
Bombardier	15.7	5.3
Boeing (2)	3.4	50.1
Group revenues	42.3%	55.5%

(1)                      Principally Cessna.

(2)                      Reflects only our direct revenues from Boeing.  Our Systems Integration Group’s revenues from Boeing relate to sales of auxiliary fuel systems for the Boeing Business Jet and certain defense programs.

(3)                      Inter-group revenues are eliminated against the group originating the sale.

Our Systems Integration Group’s revenues from Boeing, as a percentage of total consolidated revenues and group revenues, decreased during the year ended December 31, 2004 compared to our revenues during the prior year.  The decrease is caused by lower production of auxiliary fuel systems for the Boeing Business Jet.

Boeing has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract was completed during the second quarter of 2004.  We have received purchase orders for auxiliary fuel systems under the “requirements” contract to be manufactured and delivered in fiscal 2005.  During the year ended December 31, 2004, auxiliary fuel systems revenues were $13.8 million compared to $24.1 million for the same period last year.

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

Backlog

As of December 31, 2004, we had an aggregate sales order backlog of $90.9 million compared to $58.0 million as of December 31, 2003, as follows:

	December 31,
(In thousands)	2004	2003

Cabin Management	$47,462	$33,679
Systems Integration	41,388	24,323
Consolidated totals	$88,850	$58,002

Orders are usually filled within twelve months; however, backlog totaling $3.8 million as of December 31, 2004 is scheduled for delivery in 2006 and beyond as follows: Cabin Management –$2.2 million; and Systems Integration – $1.6 million.  Orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them.  Period-to-period comparisons of backlog figures may not be meaningful.  For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Trends,” ongoing threats of global terrorism, military conflicts, health epidemics and weak global economic conditions have all adversely impacted the aerospace industry.

We believe our backlog increase during 2004 reflects the improvement in the global economy resulting in the strengthening demand for business, VIP, and head-of-state aircraft and the products and services we provide.  We also believe this strengthening will continue into 2005 and beyond.  However, our beliefs are based on the assumptions that the global economic recovery continues and that there are no negative geo-political developments affecting our industry.

Employees

As of December 31, 2004, we had 1,529 employees: 1,293 in our Cabin Management Group; 226 in our Systems Integration Group; and 10 in our corporate office.  None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes.  We believe that we generally have a good relationship with our employees.

Research and Development

We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA.  Total research and development expense was $8.0 million for the year ended December 31, 2004, $10.4 million for the year ended December 31, 2003 and $0.1 million during the year ended December 31, 2002.

Commencing January 1, 2003, we elected to change our accounting policy and discontinued the use of program accounting, which resulted in product development costs now being expensed as incurred and reflected as research and development expense.  Prior to January 1, 2003, such costs were deferred and charged to cost of sales over the expected production cycle of the program.  If the new accounting policy was in effect during 2002, total research and development expense would have been $5.0 million for the year ended December 31, 2002.

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

Raw Materials and Component Parts

The components we manufacture require the use of various raw materials including aluminum, hardwoods and plastics.  The availability and prices of these materials may fluctuate.  The cost of such raw materials is a significant component in, and part of, the sales price of many of our products.  Although some of our contracts have prices tied to raw materials prices, we cannot always recover raw material price increases in our product sale price.  Unrecoverable raw material price increases were not significant during 2004.  We also purchase a variety of manufactured sub-component parts from various suppliers.  Raw materials and component parts are generally available from multiple suppliers at competitive prices.  However, any delay in our ability to obtain necessary raw materials and component parts may affect our ability to meet customer production needs.

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

The FAA can authorize or deny authorization of many of the services and products we provide.  Any such denial would preclude our ability to provide the pertinent product or service.  If we failed to comply with applicable FAA standards or regulations, the FAA could exercise a wide range of remedies, including a warning letter, a letter of correction, a civil penalty action, and emergency or non-emergency suspension or revocation of a certificate or approval.

Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards.  When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification.  Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services.  Some of these certificates we obtain were, or eventually will be, transferred to our customers.  As of December 31, 2004, we own and/or manage on behalf of our customers approximately 300 Supplemental Type Certificates.  Many are multi-aircraft certificates, which apply to all of the aircraft of a single type.  We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve and believe we will be able to obtain such certificates as the need arises.

Supplemental Type Certificates can be issued for proposed aircraft modifications directly by the FAA, or on behalf of the FAA by a Designated Alteration Station.  The FAA designates what types of Supplemental Type Certificates can be issued by each Designated Alteration Station.  One subsidiary within our Systems Integration Group is an FAA-authorized Designated Alteration Stations and can directly issue many of the Supplemental Type Certificates our customers and we require for our systems integration operations.

After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package.  We have six Parts Manufacturer Approvals and approximately 100 supplements to those approvals.  In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility’s production quality control system.  Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate.  We routinely apply for and receive such Parts Manufacturer Approval supplements.  In order to perform the actual installations of a modification, we are also required to have FAA approval.  This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates.  In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station.  As of December 31, 2004, we had six authorized repair stations and employed approximately 100 FAA certified representatives.

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

ITEM 2.                                         PROPERTIES

We operate in a number of manufacturing, engineering and office facilities in the United States and abroad.  We utilize approximately 900,000 square feet of floor space, approximately 95% of which is located in the United States.  We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future.  Our operating groups’ facilities are summarized below.

(In thousands of square feet)	Leased	Owned	Total

Cabin Management	441	204	645
Systems Integration	88	150	238
Corporate	6	—	6
Total in use	535	354	889

Not in use, available for sublease	83	—	83
Not in use, subleased to others	96	—	96
Total	714	354	1,068

ITEM 3.                                         LEGAL PROCEEDINGS

Raytheon Aircraft Company (“Raytheon”) had filed a complaint against us and one of our subsidiaries in the state court of Kansas with respect to alleged product liability related to certain aircraft seats our subsidiary sold to Raytheon.  In the fourth quarter of 2004 we entered into a settlement agreement with Raytheon.  The settlement did not require a charge to operations and did not have a material adverse effect on our financial position or cash flows.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our shares.

Holders

As of March 25, 2005, DeCrane Holdings is our only common stockholder.

Dividends

We have not paid any dividends to date on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  The terms of our first-lien credit facility, second-lien term notes and the senior discount notes and subordinated notes indentures restrict our ability to pay dividends if we do not meet certain financial criteria.

Recent Sale of Unregistered Securities

On March 29, 2005 we sold 26,425 additional shares of our Senior Redeemable Exchangeable Preferred Stock due 2008 to a group of investors for its liquidation value of $189.21 per share.  The approximately $5.0 million of cash proceeds from the sale was used to fund working capital needs.  Such issuances were made in reliance upon an exemption from the registration provision of the Act set forth in Section 4(2) thereof relative to issuances by an issuer not involving any public offering or the rules and regulations thereunder.  The investors, who are listed in the table below, are the principal stockholders of DeCrane Holdings Co., our parent company.

No. of Shares of Preferred Stock Purchased

DLJ Merchant Banking Partners II, L.P.	16,646
MBP II Plan Investors	6,567
DLJ Diversified Partners, L.P.	973
DLJ Offshore Partners II, C.V.	819
DLJ Merchant Banking Partners II-A, L.P.	663
DLJ Diversified Partners-A, L.P.	361
DLJ Millennium Partners, L.P.	269
DLJ EAB Partners, L.P.	75
DLJ Millennium Partners-A, L.P.	52
Total	26,425

Issuer Purchases of Equity Securities

None.

ITEM 6.                                         SELECTED FINANCIAL DATA

	Year Ended December 31, (1)
(In thousands)	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues	$213,686	$170,109	$229,841	$272,112	$236,501
Cost of sales (2)	169,160	131,539	164,175	196,866	155,134

Gross profit	44,526	38,570	65,666	75,246	81,367

Selling, general and administrative expenses (3)	29,697	28,310	46,572	44,731	31,730
Research and development expenses (4)	8,003	10,440	56	698	1,615
Impairment of goodwill (5)	—	34,000	—	8,583	—
Amortization of intangible assets (6)	3,650	3,651	3,540	12,436	10,628

Operating income (loss)	3,176	(37,831)	15,498	8,798	37,394

Interest expense (7)	37,146	26,219	25,376	29,645	27,181
Mandatorily redeemable preferred stock dividends (8)	4,011	—	—	—	—
Loss on debt extinguishments and preferred stock restructuring (9)	3,898	1,439	—	—	—
Other expenses, net	544	945	505	634	277

Income (loss) from continuing operations before income taxes	(42,423)	(66,434)	(10,383)	(21,481)	9,936
Income tax (provision) benefit (10)	(100)	13,496	3,621	3,933	(4,607)

Income (loss) from continuing operations	(42,523)	(52,938)	(6,762)	(17,548)	5,329

Income (loss) from discontinued operations, net of tax (11)	—	(6,621)	(41,396)	3,546	(1,727)
Cumulative effect of changes in accounting principles (12)	—	(13,764)	(17,828)	—	—

Net income (loss)	$(42,523)	$(73,323)	$(65,986)	$(14,002)	$3,602

Net income (loss) applicable to common stockholder (8)	$(42,523)	$(80,077)	$(71,827)	$(19,063)	$1,328

Other Financial Data:
Restructuring, asset impairment and other related charges (13)	$8,615	$41,886	$17,255	$25,834	$—
Depreciation and amortization (14)	9,738	9,781	10,612	20,364	15,086
Capital expenditures:
Paid in cash	3,252	4,797	4,356	10,191	20,193
Financed with capital lease obligations	42	14	67	4,376	105
Ratio of earnings to fixed charges (15):
Ratio	—	—	—	—	1.4	x
Deficiency of earnings to fixed charges	$42,423	$66,434	$10,383	$21,481	$—

Other Operating Data:
Bookings (16)	$244,534	$161,306	$197,128	$252,800	$238,546
Backlog at end of period (17)	88,850	58,002	66,805	99,518	118,830

	As of December 31, (1)
(In thousands)	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and cash equivalents	$979	$6,936	$12,421	$9,478	$7,706
Working capital (18)	36,906	37,904	196,176	81,656	61,398
Total assets (18)	299,993	303,876	548,967	645,711	664,254
Total debt (19)	293,154	269,406	381,017	399,268	381,513
Mandatorily redeemable securities (20)	47,303	40,835	34,081	28,240	23,179
Stockholder’s equity (deficit)	(87,507)	(45,181)	34,951	102,390	121,442

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)                      Reflects historical selected consolidated financial data derived from the audited consolidated financial statements and related notes for the periods, reclassified to reflect the Specialty Avionics Group as a discontinued operation.

Also reflects the results of operations and financial position of Carl F. Booth & Co., which we acquired on May 11, 2000, and DeCrane Aircraft Seating Co. (formerly ERDA), which we acquired on June 30, 2000, for all periods subsequent to their respective acquisition dates.

(2)                      Includes charges to reflect our restructuring activities as follows:

•                  a $2.8 million noncash inventory write-down, a $3.1 million charge related to lease terminations and related expenses and $1.1 million of other restructuring-related charges during the twelve months ended December 31, 2004;

•                  a $4.2 million charge related to lease terminations and related expenses and a $3.1 non-cash inventory write-down during the twelve months ended December 31, 2003;

•                  a $6.9 million noncash inventory write-down, a $2.6 million charge for estimated losses on uncompleted long-term contracts and $1.2 million of other restructuring-related charges during the twelve months ended December 31, 2002; and

•                  a $1.8 million noncash inventory write-down, a noncash write-off of $7.9 million of curtailed product development costs and charges totaling $3.9 million for the realignment of production programs between facilities during the twelve months ended December 31, 2001.

(3)                      Includes charges to reflect our restructuring activities as follows:

•                  $1.6 million during the year ended December 31, 2004, principally for severance and relocation costs;

•                  $0.6 million during the year ended December 31, 2003;

•                  $6.5 million during the year ended December 31, 2002, $3.9 million of which was a noncash asset impairment write-down; and

•                  $3.7 million during the year ended December 31, 2001, $1.3 million of which was a noncash asset impairment write-down.

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

(6)                      For the five years ended December 31, 2004, reflects the amortization of identifiable intangible assets.  For periods prior to January 1, 2002, also reflects the amortization of goodwill as follows: 2001 – $9.1 million; and 2000 – $7.8 million.  Starting January 1, 2002, goodwill is no longer amortized but instead subject to annual impairment testing with a loss charged to operations in the period in which impairment occurs, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

(7)                      Excludes interest expense attributable to the Specialty Avionics Group, which is classified as a component of the income or loss from discontinued operations, as described in Note 11 below.

(8)                      On January 1, 2004 we adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting SFAS No. 150, the quarterly 16% mandatorily redeemable preferred stock dividends (which are paid in-kind) are reflected as charges against pre-tax income.  In periods prior to January 1, 2004, these charges were deducted in arriving at the net income or loss applicable to our common stockholder.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(9)                      Reflects noncash write-offs of:

•                  $2.2 million of unamortized issuance discounts associated with the restructuring of our 16% preferred stock and $1.7 million of deferred financing costs associated with $65.0 million of senior subordinated notes exchanged for new senior discount notes during 2004; and

•                  $1.4 million off of deferred financing costs associated with debt repaid during 2003.

(10)                Includes a $14.7 million charge in 2004 and a $19.5 million charge in 2003 resulting from establishing a net deferred tax asset valuation allowance.  Excluding the effect of the valuation allowances, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state income taxes and non-deductible expenses, principally preferred stock dividends commencing January 1, 2004, goodwill impairment charges and, for periods prior to January 1, 2002, amortization of goodwill.  The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to the loss before income taxes.

(11)                Reflects the net income or loss of the Specialty Avionics Group, which was sold on May 23, 2003 and therefore classified as a discontinued operation during the periods.  Includes charges to reflect:

•                  a $39.4 million noncash charge during the year ended December 31, 2002 to reflect the cumulative effect of the change in accounting principle for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002; and

•                  interest expense attributable to the Specialty Avionics Group as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001	2000

Interest expense associated with:
First-lien credit facility debt required to be repaid	$3,297	$7,720	$8,439	$13,337
Debt obligations assumed by the buyer	270	798	917	1,105
Interest expense attributable to discontinued operations	3,567	$8,518	$9,356	$14,442

Interest expense on first-lien credit facility debt required to be repaid reflects allocated interest expense attributable to the debt required to be repaid with the proceeds from the sale.  The allocation is based upon $130.7 million of debt repaid and the historical interest rates charged during each of the periods.  Interest expense for 2003 is through May 23, 2003, the date of sale.

(12)                As more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Changes in Accounting Principles,” reflects:

•                  a $13.8 million noncash charge to reflect the cumulative effect on prior years of changing our accounting policy and discontinuing the use of program accounting; and

•                  a $17.8 million noncash charge, net of $0.9 million tax benefit, for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002.

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

(18)                Includes amounts attributable to the Specialty Avionics Group, which is reflected as a discontinued operation, as follows:

	As of December 31,
(In thousands)	2003	2002	2001	2000

Working capital:
Continuing operations	$37,904	$55,363	$39,862	$20,480
Discontinued operations	—	140,813	41,794	40,918
Total working capital	$37,904	$196,176	$81,656	$61,398

Total assets:
Continuing operations	$303,876	$388,226	$423,272	$429,812
Discontinued operations	—	160,741	222,439	234,442
Total assets	$303,876	$548,967	$645,711	$664,254

(19)                Total debt is defined as long-term debt, including current portion.

(20)                Reflects mandatorily redeemable preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in this report.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: (1) business, VIP and head-of-state aircraft and, to a lesser extent, (2) commercial and (3) regional aircraft.  In addition, we provide aircraft products for the defense markets, generally as a second tier supplier.  Weak global economic conditions, which were exacerbated by the September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism and health epidemics, and the current Middle Eastern military conflicts have all adversely impacted the civil aerospace industry which led to a decrease in demand for aircraft and consequently the products and services we provide.  These adverse conditions caused us to implement a series of restructuring activities designed to reduce expenses and conserve working capital.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

During 2004 the markets we serve began to reflect the improvement in the general economy as the demand for business, VIP, and head-of-state aircraft began to show increased strength.  We believe this strengthening will continue into 2005 and beyond.  Our beliefs are based on the assumptions that the global economic recovery continues and that there are no negative geo-political developments affecting our industry.

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

Changes in Accounting Principles

Our results of operations have been affected by the following changes in accounting principles during the three years ended December 31, 2004 which affect the comparability of our reported results of operations between periods.

Adoption of SFAS No. 150 in 2004.  Effective January 1, 2004, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  As a result of adopting SFAS No. 150 on January 1, 2004, the 16% mandatorily redeemable preferred stock was reclassified as a liability and the quarterly dividend and redemption value accretion are reflected as charges against pre-tax income.  In periods prior to January 1, 2004, these charges were deducted in arriving at the net income or loss applicable to our common stockholder.

The following table summarizes the results of operations for the years ended December 31, 2003 and 2002 as if SFAS No. 150 had been in effect as of the beginning of 2002.

	Year Ended December 31,
	2003		2002
(In millions)	As Reported	Pro Forma	As Reported	Pro Forma

Loss from continuing operations	$(52.9)	$(59.7)	$(6.8)	$(12.6)
Net loss	(73.3)	(80.1)	(66.0)	(71.8)

The pro forma data reflects preferred stock dividends and redemption value accretion totaling $6.8 million for year ended December 31, 2003 and $5.8 million for the year ended December 31, 2002 as charges against income during the periods.

Change in Accounting for Product Development Costs in 2003.  Inventories are stated at the lower of cost or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  As described below, measurement of the costs of inventories associated with products manufactured for delivery under production-type contracts in prior periods was made pursuant to the use of program accounting.  As such, the cost of inventories included certain deferred program costs, which were principally comprised of engineering costs.

Because of the changing economic conditions affecting the markets we serve, demand for our products has exhibited an increased degree of volatility.  The ability to make reliable estimates of future demand for these products is critical to the use of program accounting and the deferral of engineering and production costs.  Under program accounting, certain product development costs incurred in connection with specific contracted programs were deferred and charged to cost of sales when revenues from the sale of products related to the program were recorded.  In order to improve the reliability of our financial reporting we decided to discontinue the use of program accounting which requires us to make long-term estimates of future sales for each program.  Therefore, product development costs not specifically reimbursable through contractual terms or recoverable through firm orders are no longer deferred and included in inventory.

This change in accounting policy was made after concluding the 2003 fiscal year but has been applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements for 2003 rather than classified as a component of inventory cost.  The effect of this accounting change was to increase our 2003 net loss by $17.9 million through a charge for the cumulative effect of a change in accounting principle of $13.8 million and increase by $4.2 million the reported loss from continuing operations.

The following pro forma data summarizes the results of operations for the years ended December 31, 2002 as if the new accounting policy had been in effect during that year.

	Year Ended December 31, 2002
(In millions)	As Reported	Pro Forma

Loss from continuing operations	$(6.8)	$(9.7)
Net loss	(66.0)	(69.0)

Adoption of SFAS No. 142 in 2002.  Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  As required by SFAS No. 142, we conducted transitional impairment testing of the goodwill recorded as of that date and the results indicated that the carrying value was impaired.

In accordance with the transitional provision of SFAS No. 142, we recorded a $17.8 million noncash write-down of goodwill (net of $878,000 income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.  An additional $39.4 million noncash write-down of goodwill pertained to the Specialty Avionics Group and is included in the loss from discontinued operations.

Restructuring, Asset Impairment and Other Charges

Our results of operations during the three years ended December 31, 2004 have also been affected by restructuring, impairment and other related charges relating to a series of restructuring activities.  These charges, which further affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” and “—Goodwill Impairment Charges” below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Revenues increased $43.6 million, or 25.6%, to $213.7 million for the year ended December 31, 2004 from $170.1 million for the year ended December 31, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$39.6	33.3%
Systems Integration	6.3	12.2
Increase in inter-group elimination	(2.3)
Total	$43.6

Cabin Management.  Revenues increased by $39.6 million, or 33.3% compared to the prior year due to a higher volume of business, VIP and head-of-state jet production by aircraft manufacturers.  The increase consisted of the following:

•                  a $33.6 million increase in aircraft furniture and related products revenues;

•                  a $4.9 million increase in cabin management and entertainment systems revenues; and

•                  a $3.6 million increase in seating products revenues; offset by

•                  a $2.5 million decrease in other product and services revenues.

Systems Integration.  Revenues increased by $6.3 million, or 12.2% compared to the prior year, due to:

•                  a $17.0 million increase in completion and service center revenues; and

•                  a $1.9 million increase in revenues from integration kits and related services for commercial aircraft; offset by

•                  a $12.6 million decrease resulting from lower production of auxiliary fuel systems pursuant to our supply contract with Boeing Business Jet (“BBJ”).

BBJ has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract was completed during the second quarter of 2004.  We have received purchase orders for auxiliary fuel systems under the “requirements” contract to be manufactured and delivered in fiscal 2005.  During the year ended December 31, 2004, auxiliary fuel systems revenues were $13.8 million compared to $24.1 million for the same period last year.

Gross profit.  Gross profit increased $5.9 million, or 15.4%, to $44.5 million for the year ended December 31, 2004 from $38.6 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$12.6	67.9%
Systems Integration	(6.7)	(33.6)
Total	$5.9

Cabin Management.  Gross profit increased by $12.6 million, or 67.9% compared to the prior year, primarily due to:

•                  a $5.1 million increase related to higher volume in aircraft furniture and related products revenues;

•                  a $5.3 million decrease in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to our furniture and seating operations;

•                  a $3.5 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $1.4 million increase in gross profit related to other products; offset by

•                  $2.7 million of start-up and unusual production costs related to a major contract for an integrated interior for a customer’s recently introduced new model aircraft; a portion of these costs is considered nonrecurring.

Systems Integration.  Gross profit decreased by $6.7 million, or 33.6% compared to the prior year, primarily due to:

•                  a $4.9 million increase in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to the reorganization of our manufacturing operations; and

•                  a $4.9 million decrease resulting from reduced auxiliary fuel system revenues; offset by

•                  a $1.6 million increase resulting from the increase in revenues from integration kits and related services for commercial aircraft; and

•                  a $1.5 million increase resulting from increased air center services and other aircraft modification activities.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.4 million, or 4.9%, to $29.7 million for the year ended December 31, 2004, from $28.3 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$2.7	20.8%
Systems Integration	(1.1)	(13.0)
Corporate	(0.2)
Total	$1.4

Cabin Management.  SG&A expenses increased by $2.7 million, or 20.8% compared to the prior year due to:

•                  a $2.1 million increase in SG&A spending in support of higher production levels and new programs;

•                  a $0.4 million increase in restructuring charges incurred in 2004 versus the same period last year; and

•                  a $0.2 million of non-recurring program start-up costs related to the interior of a customer’s recently introduced new model aircraft.

Systems Integration.  SG&A expenses decreased by $1.1 million, or 13.0% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions as well as other cost reduction efforts, offset by an increase in sales and marketing activities associated with the aircraft completion portion of our business.

Corporate.  SG&A expenses decreased by $0.2 million compared to the prior year due to a $0.9 million decrease resulting from cost reduction measures, offset by $0.7 million of 2004 restructuring charges.

Research and development expenses.  Research and development expenses decreased $2.4 million, or 23.3%, to $8.0 million for the year ended December 31, 2004 compared to $10.4 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(3.7)	46.4%
Systems Integration	1.3	57.6
Total	$(2.4)

Cabin Management.  R&D expenses decreased $3.7 million, or 46.4% compared to the prior year.  The decrease is primarily related to the near completed development of our new single-design seat technology and the design and engineering of new interior furnishing components for a customer’s recently introduced new model aircraft.

Systems Integration.  R&D expenses increased $1.3 million, or 57.6% compared to the prior year.  The increase is principally due to the ongoing development of our cockpit door video surveillance system for different models of commercial aircraft and a design modification to an existing product.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.1 million to $9.7 million for the year ended December 31, 2004 from $9.8 million for the same period in the prior year.  Depreciation and amortization changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$0.2	6.0%
Selling, general and administrative expense	(0.3)	(13.0)
Amortization of intangible assets	0.0
Total	$(0.1)

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

Cabin Management.  Adjusted EBITDA increased by $5.3 million, or 31.0%, to $22.4 million for the year ended December 31, 2004 compared to $17.1 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 14.1 % for the year ended December 31, 2004 compared to 14.4% for the same period last year.  The $5.3 million increase is comprised of:

•                  a $5.7 million increase resulting from a 33.3% revenue increase; offset by

•                  a $0.4 million decrease resulting from the change in margins between periods.

Our furniture and seating operations contributed $2.4 million of the increase; our cabin management and entertainment systems contributed $1.6 million of the increase and our other products and services contributed $1.3 million of the increase.

Systems Integration.  Adjusted EBITDA decreased by $1.0 million, or 7.4%, to $12.3 million for the year ended December 31, 2004 compared to $13.3 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 21.3 % for the year ended December 31, 2004 compared to 25.8% for the same period last year.  The $1.0 million decrease is comprised of:

•                  a $2.6 million decrease resulting from the change in margin between periods; offset by

•                  a $1.6 million increase resulting from a 12.2% revenue increase.

The decline in margin is attributable to a change in product delivery mix, principally resulting from auxiliary fuel systems revenues being replaced with revenues from lower margin products and services.  A $4.9 million decline in auxiliary fuel tank, service center and aircraft completion margins was partially offset by a $1.7 million increase in the margins for integration kits and related services for commercial aircraft.

Impairment of goodwill.  During the year ended December 31, 2003, a $34.0 million charge was recorded to reflect the impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See “—Restructuring, Asset Impairment and Other Related Charges.”

Operating income (loss).  Operating income increased $41.0 million, or 108.4%, to income of $3.2 million for the year ended December 31, 2004, compared to a loss of $37.8 million for the same period in the prior year.  By segment, the operating loss changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$47.8	124.2%
Systems Integration	(7.0)	(92.8)
Corporate	0.2
Total	$41.0

Cabin Management.  The operating income increased by $47.8 million, or 124.2% compared to the prior year, primarily due to:

•                  a $34.0 million decrease in goodwill impairment charges;

•                  a $5.1 million increase in gross profit, primarily due to higher revenues related to our furniture and seating operations;

•                  a $4.9 million decrease in restructuring charges incurred in 2004 as compared to 2003;

•                  a $3.7 million decrease in research and development expenses;

•                  a $3.5 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $1.4 million increase in gross profit related to other products and services; offset by

•                  $2.9 million of nonrecurring start-up and unusual production costs related to a major contract for an integrated interior for a customer’s recently introduced new model aircraft;

•                  a $2.1 million increase in SG&A spending.

Systems Integration.  The operating income decreased by $7.0 million, or 92.8% compared to the prior year, primarily due to:

•                  a $4.9 million increase in restructuring charges incurred in 2004 compared to last year;

•                  a $3.2 million decrease resulting from reduced gross profit; and

•                  a $1.3 million increase in research and development expenses; offset by

•                  a net $1.5 million increase resulting from the conversion of a major customer supply contract to a requirements-only contract; and

•                  a $1.1 million decrease in SG&A spending.

Interest expense.  Interest expense increased $10.9 million, or 41.7%, to $37.1 million for the year ended December 31, 2004 compared to $26.2 million for the same period in the prior year.  The increase is attributable to:

•                  a $11.8 million increase attributable to $80.0 million of second-lien term debt issued in December 2003;

•                  a $1.3 million net increase in interest expense resulting from the exchange of $65.0 million of 12% senior subordinated notes for 17% senior discount notes;

•                  a $0.7 million increase in other interest expense; and

•                  a $0.4 million increase in amortization of deferred financing costs primarily related to our second-lien term debt issued in December 2003; offset by

•                  a $3.3 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the repayment with the proceeds from our second-lien debt financing in December 2003, offset, in part, by a 1.5% increase in interest rate margins charged by our lenders based on our consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Dividends on our 16% mandatorily redeemable preferred stock totaled $4.0 million for the year ended December 31, 2004.  As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting SFAS No. 150, the 16% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, preferred stock dividends were deducted in arriving at the net income or loss applicable to our common stockholder and amounted to $6.8 million for the year ended December 31, 2003.  The $2.8 million decrease in dividends between the periods is a result of an amendment to the terms of the preferred stock.

During the third quarter of fiscal 2004, the terms of the 16% preferred stock were amended to provide that further preferred stock dividends, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur.  Future preferred stock dividends, if any, are dependent, in part, upon a defined leverage ratio achieved as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate.  If certain triggering events occur, dividends accrue at a 16% annual rate.  Based upon the leverage ratio achieved as of September 30 and December 31, 2004, no dividends will accrue on the preferred stock from the amendment date through March 31, 2005, the next quarterly testing date.  See “—Liquidity and Capital Resources–Debt and Preferred Stock Restructuring” for additional information.

Loss on debt and preferred stock restructuring.  The loss on debt and preferred stock restructuring of $3.9 million for the year ended December 31, 2004 reflects the write-off of deferred financing costs attributable to the $65.0 million of 12% senior subordinated notes exchanged for 17% senior discount notes and the write-off of the remaining unamortized original issuance discount related to our 16% preferred stock.  See “—Liquidity and Capital Resources–Debt and Preferred Stock Restructuring” for additional information.

Income tax (provision) benefit.  The provision for income taxes is comprised of the following:

	Year ended December 31,
(In millions)	2004	2003

Income benefit based on reported pre-tax loss	$14.6	$33.0
Net deferred tax asset valuation allowance	(14.7)	(19.5)
Net provision for income (taxes) benefit	$(0.1)	$13.5

For the year ended December 31, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges.

For the year ended December 31, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004, as described above.

As of December 31, 2003, there were net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount.  Based upon the results of operations for the year ended December 31, 2004, we determined that an additional $14.7 million valuation allowance was required as of that date.

Loss from continuing operations.  The loss from continuing operations decreased $10.4 million to a loss of $42.5 million for the year ended December 31, 2004 compared to a loss of $52.9 million for the same period in the prior year, primarily due to:

•                  a $41.0 million operating income increase; offset by

•                  a $13.6 million decrease in income tax benefit;

•                  a $10.5 million increase in interest and other expenses (net);

•                  $4.0 million of preferred stock dividends resulting from the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as described above; and

•                  a $2.5 million increase in charges recorded in 2004 related to our debt and preferred stock restructuring over the amount incurred in 2003 for our debt restructuring.

Loss from discontinued operations.  The loss from discontinued operations was $6.6 million for the year ended December 31, 2003 and reflects the results of operations of our Specialty Avionics Group for the period from January 1, 2003 through May 22, 2003, the date on which it was sold.

Cumulative effect of changes in accounting principles.  As more fully described in “—Changes in Accounting Principles” above, the $13.8 million charge in 2003 was to reflect the cumulative effect of the change in accounting for product development costs as of January 1, 2003.

Net loss.  Net loss decreased $30.8 million to a net loss of $42.5 million for the year ended December 31, 2004 compared to a net loss of $73.3 million for the same period in the prior year.  The decrease is attributable to:

•                  a $13.8 million decrease in cumulative effect of changes in accounting principle;

•                  a $10.4 million decrease in the loss from continuing operations; and

•                  a $6.6 million decrease in the loss from discontinued operations.

Net loss applicable to common stockholder.  Net loss applicable to DeCrane Holdings, our common stockholder, decreased $37.6 million to a net loss of $42.5 million for the year ended December 31, 2004 compared to a net loss of $80.1 million for the same period in the prior year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $30.8 million decrease in our net loss; and

•                  a $6.8 million decrease in preferred stock dividends and redemption value accretion resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings and Backlog.  Bookings increased $83.2 million, or 51.6%, to $244.5 million for the year ended December 31, 2004 compared to $161.3 million for the same period in the prior year.  Backlog increased $30.9 million, or 53.2%, to $88.9 million as of December 31, 2004 compared to $58.0 million as of December 31, 2003.  By segment, bookings and backlog changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Bookings:
Cabin Management	$49.0	40.7%
Systems Integration	34.2	83.6
Total	$83.2

Backlog:
Cabin Management	$13.8	40.9%
Systems Integration	17.1	70.2
Total	$30.9

Cabin Management’s bookings and backlog increase results from the increase in our customers’ aircraft production schedules during the period.  Systems Integration’s bookings and backlog increase is a result of booking an order for an aircraft completion as well as an increase in orders for our cockpit door video surveillance system.

We believe these improvements are caused by the overall improvement of general economic conditions during 2004 which resulted in a strengthening of the markets we serve and therefore an increase in demand for our products and services.  Although we cannot be certain due to factors beyond our control, we believe this upward trend will continue into 2005 and beyond.  See “—Industry Overview and Trends” for additional information.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

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

Gross profit.  Gross profit decreased $27.1 million, or 41.3%, to $38.6 million for the year ended December 31, 2003 from $65.7 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(20.2)	(52.2)%
Systems Integration	(6.9)	(25.8)
Total	$(27.1)

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

Systems Integration.  Gross profit decreased by $6.9 million, or 25.8% compared to the prior year, primarily due to:

•                  a $9.9 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and a change in product delivery mix; and

•                  a $0.3 million decrease in the commercial aircraft systems integration engineering services provided; offset by

•                  a $3.3 million decrease in restructuring charges incurred in 2003 as compared to those recorded in 2002 for our restructuring activities.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $18.3 million, or 39.2%, to $28.3 million for the year ended December 31, 2003, from $46.6 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(11.2)	(46.2)%
Systems Integration	(5.7)	(40.8)
Corporate	(1.4)
Total	$(18.3)

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

Systems Integration.  SG&A expenses decreased by $5.7 million, or 40.8% compared to the prior year, due to one time costs associated with an ERP systems implementation in the prior year as well as labor and workforce reductions.

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

Cabin Management.  R&D expenses were $8.1 million for the year ended December 31, 2003, principally incurred for the development of our new single-design seat technology and new interior furnishing components for a major customer’s new model of aircraft they recently introduced.

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

Cabin Management.  Adjusted EBITDA decreased by $15.5 million, or 47.6%, to $17.1 million for the year ended December 31, 2003 compared to $32.6 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 14.4 % for the year ended December 31, 2003 compared to 18.9% for the same period last year.  The $15.5 million decrease is comprised of:

•                  a $10.2 million decrease resulting from a 31.1% revenue decline; and

•                  a $5.3 million decrease resulting from the change in margins between periods.

Systems Integration.  Adjusted EBITDA decreased by $4.7 million, or 26.3%, to $13.4 million for the year ended December 31, 2003 compared to $18.1 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 25.8% for the year ended December 31, 2003 compared to 31.2% for the same period last year.  The $4.7 million decrease is comprised of:

•                  a $2.0 million decrease resulting from a 11.0% revenue decline; and

•                  a $2.7 million decrease resulting from the change in margins between periods.

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

Income tax (provision) benefit.  The provision for income taxes is comprised of the following:

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

Cumulative effect of changes in accounting principles.  The $13.8 million charge during the year ended December 31, 2003 was to reflect the cumulative effect on continuing operations of the change in accounting for product development costs.

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

See “—Changes in Accounting Principles” for additional information.

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

During the three years ended December 31, 2004, we recorded restructuring, asset impairment and other related pre-tax charges, principally relating to our restructuring activities.  These charges are summarized below.

	Year Ended December 31,
(In millions)	2004	2003	2002

Nature of charges:
Operational Realignment and Facilities Consolidation	$8.2	$—	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	7.1	—
Asset Realignment Restructuring	—	—	6.9
Seat Manufacturing Facilities Restructuring	—	—	6.3
Goodwill, asset impairment and other charges	0.4	42.3	12.0
Total pre-tax charges	$8.6	$49.4	$25.2

Business segment recording the charges:
Cabin Management	$2.2	$41.1	$13.2
Systems Integration	5.7	0.8	4.0
Corporate	0.7	—	—
Total charged to continuing operations	8.6	41.9	17.2
Discontinued operations (Specialty Avionics)	—	7.5	8.0
Total pre-tax charges	$8.6	$49.4	$25.2

Charged to operations:
Cost of sales	$7.0	$7.3	$10.7
Selling, general and administrative expenses	1.6	0.6	6.5
Impairment of goodwill	—	34.0	—
Total charged to operations	8.6	41.9	17.2
Charged to discontinued operations (Specialty Avionics)	—	7.5	8.0
Total pre-tax charges	$8.6	$49.4	$25.2

Components of charges:
Cash charges	$5.6	$4.2	$5.8
Noncash charges	3.0	37.7	11.4
Total charged to continuing operations	8.6	41.9	17.2
Charged to discontinued operations	—	7.5	8.0
Total pre-tax charges	$8.6	$49.4	$25.2

Operational Realignment and Facilities Consolidation

During the second quarter of fiscal 2004, we adopted plans to restructure the operations of our Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In addition, as a result of the Cabin Management realignment and sale of the Specialty Avionics Group, we also decided to relocate our corporate office to Columbus, Ohio to be in closer proximity to our operating companies and customers.

In connection with these actions, we recorded pre-tax charges to operations totaling $8.2 million through December 31, 2004, of which $3.0 million were noncash charges.  The charges are comprised of lease termination and related charges, the write-off of excess and obsolete inventory, severance and other compensation costs and relocation costs.  During 2004, we paid $2.5 million of costs related to this restructuring in cash and a $2.8 million restructuring reserve remained as of December 31, 2004 for lease termination, severance and other related costs.  In addition, we expect to incur an additional $2.7 million in 2005 to complete the plans.  Future cash payments, which will extend to 2013 because of lease termination costs, will be funded from existing cash balances and internally generated cash from operations.

Seating Product Line and Furniture Manufacturing Facilities Restructuring

During the second quarter of fiscal 2003, we consolidated our seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, we recorded pre-tax charges to operations totaling $7.1 million during the second quarter of fiscal 2003, of which $3.7 million were noncash charges.  The charges are comprised of the write-off of excess and obsolete inventory costs related to the discontinued product offerings, lease termination and related charges, and severance and other compensation costs.  These restructuring activities were completed by the end of fiscal 2003.

Asset Realignment Restructuring

In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a restructuring program in December 2001 designed to reduce costs and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for restructuring, asset impairment charges and other related expenses.  This restructuring program was completed during the fourth quarter of fiscal 2002 and the remaining lease termination and other related costs were paid during 2003.  There are no remaining future cash payment obligations related to this program.  This program primarily affected our Cabin Management group.

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

Goodwill, Asset Impairment and Other Charges

Goodwill, asset impairment and other related charges include the following:

	Year Ended December 31,
(In millions)	2004	2003	2002

Goodwill impairment charges	$—	$41.5	$7.7
Inventory impairment charges	—	—	4.3
Adjustments of previous restructuring charges:
Product warranty obligations	0.4	—	—
Lease termination costs	—	0.8	—
Total pre-tax charges	$0.4	$42.3	$12.0

Goodwill and Inventory Impairment Charges.  During 2003, we recorded $41.5 million of goodwill impairment charges.  Impairment charges totaling $34.0 million pertained to goodwill impairment testing pursuant to SFAS No. 142 and were charged to continuing operations.  The remaining $7.5 million pertained to the sale of the Specialty Avionics Group and was charged to discontinued operations.

During 2002, we recorded a pre-tax charge of $12.0 million for additional asset impairments.  Of this amount, $7.7 million related to our annual goodwill impairment testing pursuant to SFAS No. 142 and $4.3 million related to inventories and was charged to cost of goods sold.  Charges totaling $8.0 million pertained to discontinued operations.

Adjustments of Previous Restructuring Charges.  The adjustments consist of the following.

Product Warranty Obligations.  As a result of the Seat Manufacturing Facilities and Seating Product Line restructurings, the manufacturing of certain seats was moved to a different facility and seat designs were modified to accommodate the new manufacturing environment.  These actions resulted in product warranty costs exceeding typical levels during the transition process.  As a result, we recorded an additional $0.4 million charge during 2004 to reflect the additional product warranty obligation related to the seats manufactured during these transition periods.

Lease Termination Costs.  In 1999 we initiated a plan to reorganize and restructure the operations of two of our subsidiaries within the Systems Integration Group.  The restructuring was a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive. In connection with these restructuring activities, we provided for lease termination costs expected to be incurred over the remaining term of the existing long-term lease at the facility being vacated. The expected costs were reduced by estimated sublease income which was based on estimated future market rates and anticipated sublease rental periods.

During 2003, the initial sublease was canceled and we entered into a new sublease agreement.  Due to the deterioration in market rates since 1999, the terms of the new sublease were less favorable than the initial lease.  As a result, we determined that the remaining accrual for lease termination costs was insufficient to cover the net costs expected to be incurred over the remaining lease term.  Consequently, an additional $0.8 million was charged to operations during 2003 for these additional costs.  A payment obligation totaling $0.5 million remains as of December 31, 2004.  The future cash payments will be funded from internally generated cash for operations.

Goodwill Impairment Charges

The following discussion should be read in conjunction with Notes 2 and 7 accompanying our financial statements included in this report.

Our results of operations have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.  The table below summarizes the changes in goodwill during the three years ended December 31, 2004.

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2001	178.7	28.3	3.9	210.9	126.5
Adoption of SFAS 141 and 142:
Reclassification of intangible assets (a)	3.1	0.4	0.1	3.6	1.3
Transitional impairment charge (b)	(8.5)	(7.9)	(2.3)	(18.7)	(39.4)
Contingent consideration earned	0.6	—	—	0.6	—
Impairment charge (c)	—	—	—	—	(7.7)
Balance, December 31, 2002	173.9	20.8	1.7	196.4	80.7

Impairment charge (c)	(34.0)	—	—	(34.0)	(7.5)
Sale of Specialty Avionics Group	—	—	—	—	(73.2)
Balance, December 31, 2003 and 2004	$139.9	$20.8	$1.7	$162.4	$—

(a)                      Reflects the reclassification of intangible assets relating to acquired assembled workforces not meeting the criteria for recognition apart form goodwill in accordance with SFAS No. 142.

(b)                     Reflects a goodwill impairment charge recorded (before $0.9 million of income tax benefit) during the year ended December 31, 2002 as the cumulative effect of change in accounting principle in accordance with the transitional provisions of adopting SFAS No. 142, “Goodwill and Other Intangible Assets.”

(c)                      Reflects goodwill impairment charges to operations and reflected as a component of our restructuring, asset impairment and other related charges.  See “—Restructuring, Asset Impairment and Other Related Charges” above.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  As required by SFAS No. 142, during 2002 we completed the transitional impairment testing of goodwill recorded as of January 1, 2002.  Fair value of each reporting unit was determined using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends, market multiples for comparable businesses and independent appraisals.  Our Cabin Management Group consists of three reporting units, our Systems Integration Group consists of two and the Specialty Avionics consists of three.  Unallocated goodwill was allocated to the reporting units for impairment testing purposes.  The results indicated that the carrying value of goodwill was impaired at one of the reporting units within each of our operating groups.  The resulting impairment was primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance to the fair value approach stipulated in SFAS No. 142.  In accordance with the transitional provision of SFAS No. 142, we recorded a $17.8 million noncash write-down of goodwill (net of $0.9 million income tax benefit) as of January 1, 2002 as a cumulative effect of a change in accounting principle.  An additional $39.4 million noncash write-down of goodwill pertained to the Specialty Avionics Group and is included in the loss from discontinued operations.

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

In March 2003 we entered into a definitive agreement to sell our equity interests in the subsidiaries comprising the Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7.5 million to reduce the carrying value to estimated net realizable value.

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and our decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, we determined that we should reevaluate the carrying value of goodwill prior to the annual October 31st testing date.  Accordingly, we performed an impairment test of the goodwill associated with the furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, we recorded a pre-tax charge to operations of $34.0 million during the three months ended June 30, 2003.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The annual impairment test on October 31, 2003 and 2004 indicate that no additional impairment has occurred.

Liquidity and Capital Resources

Our principal cash needs are for debt service, working capital, capital expenditures and strategic acquisitions, as well as to provide DeCrane Holdings with cash to finance its needs, which consists primarily of the redemption of its preferred stock in 2009.  Our principal sources of liquidity are expected to be cash flow from operations, potential capital market transactions and third party borrowings, principally under our first-lien credit facility.

Cash Flows During the Year Ended December 31, 2004

Net cash used by operating activities was $16.9 million for the year ended December 31, 2004 and consisted of $10.8 million of cash used by operations after adding back noncash charges for depreciation, amortization, long-term debt interest accretion, preferred stock dividend accretion, restructuring and asset impairment charges and other noncash items and $7.2 million used for working capital, offset by a $1.1 million increase in other liabilities.  Our cash flows from operations continued in 2004 to be insufficient to cover our expenses.  The following factors contributed to the $7.2 million working capital increase:

•                  a $11.1 million increase in inventories commensurate with higher production levels and order backlog; and

•                  a $3.9 million increase in accounts receivable commensurate with the higher revenues; offset by

•                  a $7.2 million increase in accounts payable and accrued expenses commensurate with higher inventories and production levels; and

•                  a $0.6 million net increase in other working capital items.

Net cash used by investing activities was $3.2 million for the year ended and consisted primarily of capital expenditures.  We anticipate spending approximately $4.0 to $6.0 million for capital expenditures in 2005.

Net cash provided by financing activities was $14.2 million for the year ended December 31, 2004 and consisted of:

•                  $12.6 million of net borrowings under our revolving line of credit; and

•                  $5.0 million of proceeds from the issuance of 13.5% senior unsecured promissory notes; offset by

•                  $1.2 million of other secured long-term debt repayments; and

•                  $2.1 million of financing costs paid related to our debt and preferred stock restructuring.

Debt and Preferred Stock Restructuring

During the third quarter of 2004, holders of $65.0 million of our 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and will have a $128.8 million aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations and are guaranteed by our subsidiaries.  Except for the changes in the interest rate and payment and ranking described above, the new notes have terms substantially similar to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.  The exchange will help conserve working capital by reducing our cash interest expense by $7.7 million annually through September 2008.

Concurrent with the note exchange, we amended the terms of our 16% senior preferred stock.  DeCrane Holdings, our parent, also amended the terms of its 14% preferred stock as well.  The amended terms provide that further dividends do not accrue on the preferred stock, except if a leverage ratio (as defined) falls below certain specified levels or if certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants.  Depending upon the future leverage ratio achieved, and provided that certain triggering events have not occurred, dividends accrue at a 0%, 4% or 16% annual rate on the 16% preferred stock and 0%, 3.5% or 14% on the 14% preferred stock.  If certain triggering events occur, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of September 30, 2004, no dividends will accrue on either the 16% or 14% preferred stock from the amendment dates through December 31, 2004.

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

Promissory Notes

In September 2004, we received the proceeds from the issuance of 13.5% senior unsecured promissory notes in the aggregate principle amount of $5.0 million to DLJ Merchant Banking Partners II, L.P. and affiliated funds, our principal investors (see Note 17 accompanying our financial statements included in this report for additional information on the related party relationship).  We used the proceeds to help fund short-term working capital needs.  The notes contain covenants identical to those in the new 17% notes.  The notes, which were due on March 17, 2005 plus accrued interest, were extended in March 2005 and are now due on March 31, 2006 with interest payable on December 31, 2005 and at maturity.  See “—Recent 2005 Developments” below for additional information.

Debt Obligations and Capital Resources as of December 31, 2004

As of December 31, 2004, first-lien credit facility borrowings and second-lien term debt totaling $103.4 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $72.2 million of 15% second-lien term debt, $69.9 million of 17% senior discount notes, $35.0 million of 12% subordinated notes, $7.7 million of other secured indebtedness, and $5.0 million of 13.5% senior unsecured promissory notes outstanding as of December 31, 2004.  The total annual maturities of all of our indebtedness outstanding as of December 31, 2004 are as follows: 2005 – $1.3 million; 2006 – $25.7 million; 2007 – $74.4 million; 2008 – $187.9 million; 2009 – $0.4 million; and 2010 and thereafter – $3.5 million.  In addition, our 16% mandatorily redeemable preferred stock, which has characteristics of both a liability and equity and is redeemable in 2009, had a $47.3 million mandatorily redemption value as of December 31, 2004.

As of December 31, 2004, we had $36.9 million of working capital and $11.2 million of borrowings available under our $24.0 million revolving line of credit, which expires in March 2006.  We were in compliance with all loan agreement covenants during the year ended December 31, 2004.

Recent 2005 Developments

During March 2005, we completed a series of transactions and amendments to existing agreements with DLJ Merchant Banking Partners II, L.P. and affiliated funds, our principal investors.  First, the maturity date of the existing $5.0 million of 13.5% senior unsecured promissory notes was extended.  The notes are now due on March 31, 2006 and interest, which has accrued since December 12, 2004, is payable on December 31, 2005 and at maturity.  Second, we entered into a loan agreement which provides for up to $5.0 million of additional borrowings at rates and with terms identical to the existing 13.5% senior unsecured promissory notes, as amended.  We have borrowed $2.5 million pursuant to this agreement and borrowing of the remainder, if needed, will be subject to customary conditions including absence of a material adverse change in our business.  And third, we received approximately $5.0 million of proceeds from the sale of 26,425 additional shares of our Senior Redeemable Exchangeable Preferred Stock due 2008.  The $7.5 million of cash received from these transactions will be used to fund working capital needs.

Financial Condition and Liquidity

During 2003, the first-lien credit facility was amended twice and $80.0 million of second-lien debt was issued with the proceeds thereof used to repay first-lien indebtedness.  These actions, among other things, resulted in the extension of debt maturities and debt covenants being relaxed.  In 2004, $65.0 million of 12% senior subordinated notes, with interest payable semi-annually, were exchanged for 17% senior discount notes, which accrete in value, essentially deferring the payment of interest until the notes mature on September 30, 2008.  In 2005, we received an aggregate $7.5 million in proceeds from the sale of preferred stock and from the issuance of promissory notes to our principal investors.  We also received commitments from those investors that up to $2.5 million of additional promissory notes may be issued, if needed.  All of these events provided us with increased liquidity resources.  We were in compliance with all debt financial covenants during 2004 and are in compliance through the date of this report.

On March 31, 2006, our first-lien credit facility will expire and any borrowings outstanding on that date will become due and payable ($12.6 million was borrowed as of December 31, 2004).  In addition, on that date we are also required to make principal payments in the amount of $4.3 million on our first-lien term debt and repay $7.5 million of promissory notes to our principal investors, unless further extended by the investors.  While we believe the noteholders would further extend the notes beyond the current due date if requested, they are under no obligation to do so.  We are exploring various alternatives for the restructuring or replacement of the first-lien credit facility as well as additional debt and/or equity transactions that would further improve liquidity.  We have not entered into any commitments to do so and cannot be assure you that we will be successful in our efforts.

However, we believe expected operating cash flows, together with borrowings under the first-lien credit facility ($11.2 million of which was available as of December 31, 2004, the commitment for which expires in March 2006), the proceeds from the recent $7.5 million investment made by our principal investors and their commitment to provide an additional $2.5 million of loans, will be sufficient to meet operating expenses, working capital requirements, capital expenditures and debt service obligations up to March 31, 2006.  However, our ability to comply with debt financial covenants, pay principal or interest and satisfy or refinance our March 31, 2006 debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond its control.  Although we cannot be certain, we expect to be in compliance with the financial covenants through the end of the year based on our current operating plan.  See “—Forward-Looking Statements and Risk Factors.”

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2004, as well an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
(In millions)	Total	2005	2006 and 2007	2008 and 2009	2010 and Beyond

Long-term debt (a):
First-lien credit facility (b):
Term debt	$80.5	$—	$80.5	$—	$—
Revolving line of credit	12.6	—	12.6	—	—
Second-lien term debt (c)	82.5	—	—	82.5	—
17% senior discount notes (d)	69.9	—	—	69.9	—
13.5% senior unsecured promissory notes (e)	5.0	—	5.0	—	—
12% subordinated notes (f)	35.0	—	—	35.0	—
Capital lease obligations (g)	3.0	0.5	0.8	0.4	1.3
Other indebtedness (g)	4.7	0.8	1.2	0.5	2.2
Total long-term debt	293.2	1.3	100.1	188.3	3.5
Other long-term liabilities	6.7	—	1.8	4.6	0.3
Operating lease obligations	12.0	2.6	4.0	1.9	3.5
Mandatorily redeemable preferred stock (h)	47.3	—	—	47.3	—
Total obligations as of December 31, 2004	$359.2	$3.9	$105.9	$242.1	$7.3

(a)                      Generally excludes interest payments, which are described in the following notes.

(b)                     The first-lien credit facility bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  As of December 31, 2004, the current prime rate was 5.00% and the current LIBOR was 2.01%.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 7.68% as of December 31, 2004.

(c)                      The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.82% as of December 31, 2004.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.7 million, including the 3% pay-in-kind interest obligation.

(d)                     The 17% senior discount notes do not bear cash interest expense but instead accrete in value at a 17% annual rate until maturity on September 30, 2008.  The notes will have a $128.8 million aggregate accreted principal value at maturity.

(e)                      Excludes interest of $0.9 million payable at maturity.

(f)                        Interest on the 12% subordinated notes is payable semiannually.

(g)                     Interest is generally payable monthly.

(h)                     Dividends do not accrue on the preferred stock unless a defined leverage ratio falls below certain specified levels as of each quarterly testing date or if certain triggering events occur.  Depending on the future leverage ratio achieved, and provided certain triggering events have not occurred, dividends accrue at a 0%, 4% or 16% annual rate for the succeeding quarter.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at a 16% annual rate.  Based on the leverage ratio achieved as of December 31, 2004, no dividends will accrue on the preferred stock during the three months ending March 31, 2005, the next quarterly testing date.  Future dividends, if any, are not payable until redemption.  The mandatory redemption date is December 31, 2008.  Our debt instruments restrict our ability to make payments on our preferred stock.

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ dividend and redemption obligations in the future, subject to significant limitations contained in our first-lien credit agreement, second-lien term notes and the senior discount notes and subordinated notes indentures.

Dividends do not accrue on the preferred stock unless a defined leverage ratio falls below certain specified levels as of each quarterly testing date or if certain triggering events occur.  Depending on the future leverage ratio achieved, and provided certain triggering events have not occurred, dividends accrue at a 0%, 3.5% or 14% annual rate for the succeeding quarter.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at a 14% annual rate.  Based on the leverage ratio achieved as of December 31, 2004, no dividends will accrue on the preferred stock during the three months ending March 31, 2005, the next quarterly testing date.  Future dividends, if any, are not payable until redemption.  The DeCrane Holdings preferred stock has a total redemption value of $77.2 million as of December 31, 2004 and is mandatorily redeemable on September 30, 2009.

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

As of December 31, 2004, we also had irrevocable standby letters of credit in the amount of $0.3 million issued and outstanding under our first-lien credit facility.

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

Allowance for uncollectible accounts receivable.  Accounts receivable are reduced by an allowance for amounts that are deemed uncollectible.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of each of our customers and their payment history.  We also provide an allowance based on the age of all receivables for which we have not established a customer-specific allowance.  Generally, we do not require collateral or other security to support accounts receivable, however, under certain circumstances, we require deposits or cash-on-delivery terms.  While our losses have been within our expectations, a deterioration of our customers’ financial condition may require that we provide additional allowances, reducing our operating income in future periods.  Our customers operate in the business, VIP and head-of-state and commercial aircraft industry throughout the world and are being adversely impacted by the acts and ongoing threats of global terrorism, the current military conflicts, health epidemics and weak global economic conditions.  Accounts receivable of $26.0 million is reduced by an allowance for uncollectible accounts of $0.6 million as of December 31, 2004.

Allowance for excess and obsolete inventory.  Inventories are reduced by an allowance for estimated excess and obsolete inventory.  The allowance is the difference between the cost of the inventory and its estimated market value.  Our market value estimates are based upon existing order backlog, our assumptions about market conditions, including future orders and market pricing.  While our products are not subject to rapid technological obsolescence, we also consider this factor in determining our market value estimates.  If our customers cancel existing orders or actual market conditions, including future orders, are less favorable than we projected, we may provide additional allowances, reducing our gross profit in future periods.  Inventories of $58.2 million were reduced by an allowance for excess and obsolete inventory of $6.9 million as of December 31, 2004.

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

Goodwill with an aggregate book value of $162.4 million remains as of December 31, 2004 and will be subject to impairment testing in October 2005, or sooner, if additional events occur or circumstances change such that it is reasonably possible that further impairment may exist.

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

Our impairment review consists of comparing the sum of the expected undiscounted future cash flows resulting from the use of the asset to the carrying value of the assets.  When we determine that the carrying value may not be recoverable, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value.  We measure fair value based on a projected discounted cash flow method using a discount rate we believe to be commensurate with the risk inherent in our current business model.  Net long-lived assets and intangible assets, excluding goodwill, amounted to $53.3 million as of December 31, 2004.

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

We have a $34.2 million net deferred tax asset as of December 31, 2004 compared to a $19.5 million net asset as of the end of the prior year.  As required by SFAS No. 109, we evaluate each deferred asset for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, we recorded a $19.5 million valuation allowance as of December 31, 2003 and increased it by $14.7 million during 2004 to $34.2 million as of December 31, 2004, eliminating the net deferred asset as of the end of each period.

If we create additional deferred taxes in future periods while continuing to incur taxable losses, we would need to establish additional valuation allowances in those future periods, which would increase our provision for income taxes through the non-recognition of the benefit of net operating loss carryforwards which are used to reduce future taxable income.

Revenue and profit recognition under long-term contracts.  Because of relatively long production cycles, a portion of our revenues and profits are recognized under percentage-of-completion method of accounting using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  We use this method because reasonably accurate estimates of the revenue and costs applicable to the various stages of a contract can be made.  Recognized revenues and profits on each contract are subject to revisions as the contract progresses towards completion.  Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known.  Provisions for estimated losses on uncompleted contracts are fully recognized in the period in which such losses are determined.  Approximately 19.7% of our revenues and 31.5% of our gross profit during the year ended December 31, 2004 was recognized under the percentage-of-completion method of accounting.

Restructuring of our businesses.  As described in “—Restructuring, Asset Impairment and Other Related Charges,” we have recorded charges totaling $83.2 million during the three years ended December 31, 2004 in response to the adverse aerospace industry impact the acts, and ongoing threats, of global terrorism and the current weak global economic conditions are having on our businesses.  These charges are based on our present estimates of the impact these events are having on our businesses and the future recovery of the aerospace industry.  Actual results and future recovery could differ from these estimates, potentially resulting in further restructuring, asset impairment and other related charges.

Recently Issued Accounting Pronouncements

SFAS No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  Unallocated overhead must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our financial position or results of operations.

SFAS No. 153

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions.  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our financial position or results of operations.

SFAS No. 123 (Revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-based Payment,” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123 (revised 2004) (“SFAS No. 123 (2004)”) requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  When SFAS No. 123 was initially issued in 1995, it permitted entities the option, which the Company elected to follow, of continuing to apply the guidance in APB Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

We will be required to apply the provisions of SFAS No. 123 (2004) commencing with the fiscal year beginning January 1, 2006.  Adoption of SFAS No. 123 (2004) will result in the recording of compensation expense for stock options or other equity-based grants over the vesting period.  We believe this statement will not have a material impact on our financial position or results of operations.

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

•                  changes in operating strategy, or our acquisition and capital expenditure plans; and

•                  the risks described below.

Changes in such factors could cause our actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

Risk Factors

Substantial Leverage.  Our substantial levels of debt could adversely affect our financial health and prevent us from fulfilling our obligations under the debt agreements.

As of December 31, 2004, we had total consolidated indebtedness of approximately $293.2 million and we had $11.2 million of additional revolving line of credit borrowings available under our first-lien credit facility, subject to customary funding conditions.  We also had $47.3 million of mandatorily redeemable preferred stock as of December 31, 2004.  The first-lien credit facility, second-lien term debt and the indentures under which our senior discount and senior subordinated notes are issued each also permit us to incur a limited amount of additional debt above our revolving line of credit to finance capital expenditures or to refinance existing debt and to secure that debt with some of our assets.

The amount of debt we carry could have important consequences:

•                  It limits the cash flow available for general corporate purposes and acquisitions.  Interest payments on our debt were $26.5 million for the year ended December 31, 2004.  Earnings from continuing operations were insufficient to cover fixed charges by $42.4 million for the year ended December 31, 2004 and we used $10.8 million of cash for operations in 2004.

•                  It may limit our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions.

•                  It may limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally.

•                  It exposes us to increased interest expenses, when interest rates fluctuate, because some of our borrowing may be, and in recent years most of it has been, at variable “floating” rates.

•                  It may limit our ability to respond to changes in our markets or exploit business opportunities.

Restrictive Covenants.  Our operations and those of our subsidiaries are restricted by the terms of our first-lien credit facility, second-lien term debt and the senior discount and senior subordinated notes indentures.

Our first-lien credit facility and the indentures under which our notes are issued limit our flexibility in operating our businesses, including our ability and the ability of our subsidiaries to:

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

In addition, our first-lien credit facility requires that we satisfy several tests of financial condition, including minimum levels of EBITDA and interest and fixed charges coverage and maximum permitted levels of leverage and senior debt.  Our ability to do so can be affected by events beyond our control, and we cannot be sure that we will meet those tests.  Our failure to do so could result in a default under our loan agreements, which would permit the lenders to terminate their commitments and accelerate all debt including the subordinated notes indenture.  Although we were in compliance with these covenants as of December 31, 2004, we have required amendments on several occasions in recent years to avoid potential defaults and we may not be able to comply with these tests in the future.

The first-lien credit facility and second-lien term loans are secured by substantially all our material assets.  If we default under our debt agreements, the lenders could choose to declare all outstanding amounts immediately due and payable, and seek foreclosure of the assets we granted to them as collateral.

Potential Inability to Service Debt.  We will require a significant amount of cash to service our debt and to fund our operations and planned capital expenditures.  Our ability to generate cash depends on cash flows from our subsidiaries and many factors beyond our control.

We will be required to repay $27.1 million of debt through 2006 and substantial amounts thereafter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and —Disclosure of Contractual Obligations and Commitments” for additional information.  Our ability to satisfy our debt obligations and to fund our operations and planned capital expenditures will depend on our ability to generate cash in the future and access to our revolving credit facility, which will terminate in March 2006.  During 2004, we used $16.9 million of cash for operations.  Our ability to generate cash in the future will, to an extent, be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that we will generate operating cash flow at all, or that our operating cash flow will be sufficient to meet our anticipated future operating and capital expenditures and debt payments as they become due or that future borrowings will be available to us for such purposes. Our ability to generate operating cash flows is principally dependent upon two factors: (i) our ability to increase revenues at a pace faster than the growth in expenses; and (ii) our ability to manage working capital levels.  As our revenues and backlog have increased during the last year, our inventory and accounts receivable have increased, which has increased our working capital needs.  Because we rely on large projects for a substantial portion of our revenue, unanticipated needs to incur development costs or acquire inventory, or unexpected delays in payments from customers, could increase our working capital needs.  In addition, we are dependent upon several large customers for a substantial portion of our revenues, and any difficulty we have in collecting from such customers could also negatively impact our working capital needs. If our cash flow in future periods is lower than we expect, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets and/or reduce operating expenses in order to make all required debt service payments.  A reduction in our operating expenses might reduce important efforts, such as selling and marketing programs, management information system upgrades and new product development.  Also, it is likely we will need to refinance all or a portion of our debt on or before maturity.  At that time, we may not be able to refinance our debt on commercially reasonable terms or at all.

We reported a net loss of $42.5 million for the year ended December 31, 2004, $73.3 million for the year ended December 31, 2003 and $66.0 million for the same period in 2002.  The 2004 loss includes $8.6 million of pre-tax restructuring charges we recorded resulting from our restructuring activities.  The 2003 loss includes $13.8 million as a result of a cumulative effect of change in accounting principle, a

$6.6 million loss attributable to discontinued operations and $49.4 million of pre-tax restructuring and long-lived asset impairment charges we recorded resulting from our restructuring activities.  The 2002 loss includes $17.8 million as a result of a cumulative effect of change in accounting principle, a $41.4 million loss attributable to discontinued operations and $17.2 million of pre-tax restructuring and long-lived asset impairment charges we recorded resulting from our restructuring activities.  Our restructuring activities were implemented in response to the adverse impact the events described in “—Aerospace Industry Risks” below are having on our business.

Aerospace Industry Risks.  The aerospace industry is cyclical and affected by many factors beyond our control, including geo-political and global economic conditions.

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the civil aircraft markets, principally for business, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, health epidemics and weak global economic conditions all adversely impact the aerospace industry and our business.

The business, VIP and head-of-state aircraft portion of our business experienced weakness throughout 2003 as evidenced by various manufacturers’ temporarily suspension of production at various times throughout the year in response to the weak demand for new aircraft.  During 2004 the markets we serve began to reflect the improvement in the general economy as the demand for business, VIP, and head-of-state aircraft began to show increased strength.  While we believe this strengthening may continue into 2005 and beyond, our beliefs are based on the assumptions that the global economic recovery continues and that there are no negative geo-political developments affecting our industry and other factors beyond our control.

Factors causing decreases in demand for new business, VIP and head-of-state and commercial aircraft, as well as related component parts (which occur for a variety of reasons, including those described above), would result in additional decreases in demand for our products and services, and, correspondingly, our revenues, thereby adversely affecting our financial condition.  In addition, further deterioration or prolonged decreases in demand could result in further restructurings of our business.

Concentration of Key Customers.  We receive a significant portion of our revenues from a small group of key customers, and we are vulnerable to changes in their economic condition and purchasing plans.

A significant decline in business from any one of our key customers could have a material adverse effect on our business.  Our three largest customers accounted for 49.8% of our consolidated revenues for the year ended December 31, 2004 as follows: Textron (which includes Cessna) – 20.4%; Bombardier – 19.8%; and Boeing – 9.6%.  Some of our customers also have the in-house capabilities to perform the services and provide many of the products we offer and, accordingly, could discontinue outsourcing their business to us.

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

As of December 31, 2004, goodwill and other intangible assets represented approximately 61.4% of our total assets.  Intangible assets consist of goodwill and other identifiable intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired.  We may not be able to realize the value of these assets.  Since our January 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is instead subject to annual testing for impairment.  Identifiable intangible assets with finite lives are amortized over their individual useful lives and are also subject to annual impairment testing.  Simply stated, if the carrying value of the asset exceeds the estimated undiscounted future cash flows from the operating activities of the related business, impairment is deemed to have occurred.  In this event, the asset is written down accordingly.  Under current accounting rules, this would result in a charge against income from operations.  Since we began testing goodwill for impairment in 2002, we have recorded impairment charges totaling $107.3 million, which includes $41.5 million recorded during 2003.

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

FAA Regulation.  The FAA closely regulates many of our operations.  If we fail to comply with its many standards, or if those standards change, we could lose installation or certification capabilities, which are important to our business.

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

Governance and Disclosure Regulations.  Evolving regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are impacting companies such as ours.  The application of these new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of December 31, 2004, the current prime rate was 5.00% and the current LIBOR was 2.01%.  Based on $103.4 million of variable-rate debt outstanding as of December 31, 2004, a hypothetical one percent rise in interest rates, to 6.00% for prime rate borrowings and 3.01% for LIBOR borrowings, would reduce our pre-tax earnings by $1.0 million annually.

The estimated fair value of our recently issued 17% fixed-rate long-term senior discount notes approximates its $69.9 million carrying value as of December 31, 2004.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 17.0% to 15.3%, would increase the fair value of our 17% fixed-rate debt by approximately $4.0 million.

The estimated fair value of our $35.0 million of 12% fixed-rate long-term senior subordinated notes increased $5.2 million, or 32.9%, to approximately $21.0 million as of December 31, 2004 from $15.8 million as of December 31, 2003.  Although we cannot be certain, we believe the increase may be a result of the recovery of the business, VIP and head-of-state aircraft market in 2004 and the exchange of $65.0 million of 12% notes for 17% senior discount notes with interest payable at maturity.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our 12% fixed rate notes by approximately $1.3 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Canada, the Far and Middle East and Western Europe, and we have a subsidiary with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are almost always valued and sold in U.S. dollars.  We have entered into forward foreign exchange contracts in the past, primarily to limit the Specialty Avionics Group’s exposure related to foreign inventory procurement and operating costs.  While we have not recently entered into any such contracts, we may do so in the future depending on the volume of non-U.S. dollar denominated transactions and our assessment of future foreign exchange rate trends.

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

ITEM 9B.                                OTHER INFORMATION

In December 2004 DeCrane Aircraft entered into change of control agreements with two executive officers and a severance agreement with one executive officer.  See “Item 11. Executive Compensation—Change of Control Agreements and —Severance Agreement” for additional information.

PART III

ITEM 10.                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information concerning each person who is currently a director or executive officer of DeCrane Aircraft and its parent company, DeCrane Holdings.

Name	Age	DeCrane Aircraft	DeCrane Holdings

R. Jack DeCrane (1)	58	Director and Chief Executive Officer	Vice Chairman of the Board of Directors and Chief Executive Officer

Richard J. Kaplan (2)	62	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer	Director, Chief Financial Officer and Assistant Secretary

James E. Mann	52	Vice President, Tax and SEC Compliance	—

Robert G. Martin	67	Senior Vice President and Group President	—

Donald G. Zerbe	58	Senior Vice President and Group President	—

Thompson Dean	46	Chairman of the Board of Directors	Chairman of the Board of Directors

Susan C. Schnabel (1) (2)	43	Director	Director

Albert E. Suter (1) (2)	69	Director	Director

(1)                      Member of the Compensation Committee; Ms. Schnabel serves as the committee’s chairperson.

(2)                      Member of the Audit Committee; Ms. Schnabel serves as the committee’s chairperson.

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

James E. Mann has been our Vice President, Tax and SEC Compliance since January 2000.  During 1999, Mr. Mann was an independent consultant engaged by DeCrane Aircraft to assist with various tax and SEC compliance matters.  From 1992 through 1998, Mr. Mann severed in various capacities with DeCrane Aircraft, most recently as Vice President, Corporate Controller.  Mr. Mann is expected to resign from DeCrane Aircraft in April 2005 in connection the relocation of our corporate headquarters.

Robert G. Martin has been our Senior Vice President and President of the Systems Integration Group since October 1999.  Mr. Martin also served as President of PATS since we acquired it in January 1999 through December 2002 and as President of Aerospace Display Systems from September 1992 until October 1999.

Donald G. Zerbe has been our Senior Vice President and President of the Cabin Management Group since May 2004.  Mr. Zerbe also serves as Chairman of Precision Pattern and has done so since we acquired it in April 1999.

Thompson Dean has been a director of DeCrane Aircraft and DeCrane Holdings since 1998.  Mr. Dean also served as President of DeCrane Holdings from its inception in 1998 through August 2002.  Mr. Dean has also been the Managing Partner of DLJ Merchant Banking, Inc. since November 1995.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. became an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Mr. Dean serves as a director of American Ref-Fuel Company LLC, Merrill Corporation, Mueller Group, Inc., and Visant Holding Corporation.

Susan C. Schnabel has been a director of DeCrane Aircraft and DeCrane Holdings since 1998.  Ms. Schnabel has also been a Managing Director of DLJ Merchant Banking, Inc. since January 1998.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Ms. Schnabel serves as a director of Environmental Systems Products Holdings, Inc. and Rockwood Holdings, Inc.

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

Audit Committee Financial Expert

Ms. Schnabel, Mr. Suter and Mr. Kaplan have been appointed by the board of directors to serve on the audit committees of both DeCrane Aircraft and DeCrane Holdings.  The board of directors has carefully considered the definition of “audit committee financial expert” adopted by the United States Securities and Exchange Commission and has determined that Mr. Kaplan is an audit committee financial expert.  Mr. Kaplan is not independent under Rule 10a-3.

Code of Ethics

DeCrane Aircraft and DeCrane Holdings has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer and all employees performing accounting functions.  A copy of the Code of Ethics is available, without charge, upon written request to the Chief Financial Officer of DeCrane Aircraft at 8425 Pulsar Place, Suite 340, Columbus, Ohio 43240.  Since adopting the code, there have been no amendments or waivers of any provision for the benefit of any individual.

ITEM 11.                                  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the three years ended December 31, 2004.  Columns and tables have been omitted, as permitted by Securities and Exchange Commission rules, because there has been no compensation awarded to, earned by or paid to any of the named executive officers required to be reported in the omitted column or table during any of the years in the three year period ended December 31, 2004.

				All Other Compensation
				Securities
		Annual Compensation		Underlying
Name	Year	Salary	Bonus	Options (1)	Other (2)

R. Jack DeCrane (3)	2004	$371,406	$175,000	—	$18,548
Chief Executive Officer and	2003	355,144	—	—	13,533
Director	2002	355,144	750,000	—	19,477

Richard J. Kaplan (4)	2004	222,389	85,000	—	7,938
Senior Vice President, Chief	2003	212,200	—	—	4,649
Financial Officer and Director	2002	212,200	330,000	—	9,029

James E. Mann (5)	2004	154,685	20,000	—	3,389
Vice President, Tax and SEC	2003	146,200	20,000	—	671
Compliance	2002	146,200	33,000	—	4,583

Robert G. Martin (6)	2004	231,933	85,000	—	12,823
Senior Vice President and Group	2003	222,789	—	—	9,434
President	2002	222,789	300,000	—	6,500

Jeffrey A. Nerland (7)	2004	219,989	—	—	4,163
Former Senior Vice President and	2003	210,000	—	—	1,044
Group President	2002	210,000	250,000	—	6,507

Donald G. Zerbe (8)	2004	203,846	85,000	—	3,670
Senior Vice President and Group	2003	191,538	—	—	612
President	2002	200,000	74,000	—	3,487

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

(5)                      Mr. Mann has served as our Vice President, Tax and SEC Compliance, since January 1, 2000.

(6)                      Mr. Martin served as President of PATS since we acquired it in January 1999 through December 2002.  In December 2001, Mr. Martin was also appointed President of our Systems Integration Group.

(7)                      Mr. Nerland served as a Senior Vice President and President of our Cabin Management Group until May 2004.  Salary and other compensation includes $133,900 of severance compensation paid during 2004.  No further severance payment obligation remains as of December 31, 2004.

(8)                      Mr. Zerbe has served as Chairman of Precision Pattern since we acquired it in April 1999.  In May 2004, Mr. Zerbe was also appointed Senior Vice President and President of our Cabin Management Group.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2004, no options to purchase shares of DeCrane Holdings common stock were granted pursuant to the management incentive plan.  See “—Employment Agreements and Compensation Arrangements–Incentive Plans.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by our executive officers during the year ended December 31, 2004.  The following table sets forth information about the stock options held by the executive officers named below as of December 31, 2004.

Name	Number of Securities Underlying Unexercised Options Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) Exercisable / Unexercisable

R. Jack DeCrane Exercisable at $23.00 per share	36,253 / 73,605	$ — / —
Richard J. Kaplan Exercisable at $23.00 per share	9,840 / 19,976	— / —
Exercisable at $35.00 per share	972 / 1,974	— / —
James E. Mann Exercisable at $23.00 per share	644 / 1,306	— / —
Exercisable at $35.00 per share	330 / 670	— / —
Robert G. Martin Exercisable at $23.00 per share	5,954 / 12,088	— / —
Exercisable at $35.00 per share	990 / 2,010	— / —
Donald G. Zerbe Exercisable at $23.00 per share	9,414 / 9,413	— / —

(1)                      All unexercised options had an exercise price above fair market value as of December 31, 2004.  Since the common stock of DeCrane Holdings is privately-held, there is no established public trading market for its shares.  The Board of Directors determines the fair value of stock options granted and the fair value of the common stock as of any given period-end date based on the aggregate enterprise value of DeCrane Holdings.  Enterprise value is computed based upon a multiple of Adjusted EBITDA, as reflected in our financial statements, and the multiple is based upon comparable data from other publicly-held companies as well as publicly available information on privately-held companies.  The Board of Directors did not determine the specific fair value of the common stock as of December 31, 2004, but did conclude that fair value was below $23.00 per share, the lowest exercise price of any options granted.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors makes decisions regarding officer compensation.  Jack DeCrane, chief executive officer of DeCrane Aircraft and DeCrane Holdings, participates in those discussions as a member of the Committee.

Employment Agreements and Compensation Arrangements

R. Jack DeCrane

On July 17, 1998, the Compensation Committee of our Board of Directors approved a three-year employment agreement between DeCrane Aircraft and R. Jack DeCrane.  Mr. DeCrane’s employment agreement was amended on May 5, 2000 to provide for a term through June 30, 2001, which term shall automatically extend for additional one year periods unless terminated by either party giving the other party notice of termination prior to April 1st of the year prior to the year in which the agreement would otherwise terminate.  As a result, the contract has been extended to June 30, 2006.  Mr. DeCrane’s employment agreement provides for various benefits, including an initial salary of $310,000, which is subject to annual review and increase, but not a decrease, and an annual bonus, currently determined pursuant to the performance-based cash incentive bonus plan.

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

Change of Control Agreements

In December 2004, we entered into change of control agreements with Mr. Kaplan and Mr. Martin.  The agreements, which replaced earlier agreements which expired, provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer’s employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability or terminated by the officer for good reason, DeCrane Aircraft is required to pay such executive a lump sum equal to his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

Severance Agreement

During 2004 DeCrane Aircraft decided to relocate its corporate office to Columbus, Ohio.  Mr. Mann has elected to not relocate and therefore his employment with DeCrane Aircraft will end on

April 15, 2005.  On December 8, 2004, Mr. Mann entered into a severance agreement with DeCrane Aircraft.  Under the terms of the severance agreement, if Mr. Mann elects to remain employed by DeCrane Aircraft through April 15, 2005, he will be entitled to receive severance compensation ranging between $78,000 and $163,000, provided certain other conditions are met.

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

Incentive Plans

Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries.  The Compensation Committee of the Board of Directors of DeCrane Holdings administers the management incentive plan.  The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009.  Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria.  As of December 31, 2004, 37% of the options granted pursuant to the plan are vested and exercisable.  We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

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

During the years ended December 31, 2003 and 2004, several DeCrane Aircraft management employees surrendered 152,882 shares.  In accordance with the terms of notes evidencing the loans, DeCrane Aircraft canceled the notes.

Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and certain other employees of DeCrane Aircraft and its subsidiaries.  The bonus pool, which is approved by the compensation committee, is adjusted each year based on the achievement of certain financial measures, including Adjusted EBITDA, as defined, generated by the company and/or the relevant participant’s operating unit.  Bonus are not paid until subsequent to the end of the year or period to which they pertain.

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

Directors’ Compensation

The directors of DeCrane Holdings and DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors or committees thereof.  However, Albert E. Suter, an independent director not affiliated with any investor in DeCrane Holdings, receives a director’s fee of $50,000 per year, plus reimbursement for out-of-pocket expenses.  In addition, the Board of Directors of DeCrane Holdings authorized the issuance of options to purchase 7,500 shares of DeCrane Holdings common stock to Mr. Suter under the same terms as the management incentive plan.  See “Certain Relationships and Related Transactions—Transactions with Management and Others–Recent Transactions” for additional information.  We expect to continue these policies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

DeCrane Aircraft

As of March 15, 2005, DeCrane Aircraft has the following securities issued and outstanding:

•                  100 shares of common stock, which are owned by one stockholder; and

•                  250,000 shares of non-voting Senior Redeemable Exchangeable Preferred Stock Due 2008, which are owned by seven stockholders.

The following table sets forth the beneficial ownership of DeCrane Aircraft’s voting and non-voting securities as of March 15, 2005 by its principal owners and its executive officers and directors.

	Common Stock (2)		Senior Redeemable Exchangeable
	Number		Preferred Stock Due 2008
Name of Beneficial Owner (1)	of Shares, Partially Diluted	Percentage	Number of Shares	Percentage

DeCrane Holdings Co.	100	100.0%	—	—
c/o DLJ Merchant Banking Partners II, L.P.
Eleven Madison Avenue, New York, NY 10010

	Common Stock (2)		Senior Redeemable Exchangeable
	Number		Preferred Stock Due 2008
Name of Beneficial Owner (1)	of Shares, Partially Diluted	Percentage	Number of Shares	Percentage

DLJ Merchant Banking Partners II, L.P. affiliates (3)	—	—	200,000	80.0%
Eleven Madison Avenue, New York, NY 10010

Thompson Dean (4)	—	—	—	—
c/o Credit Suisse First Boston
Eleven Madison Avenue, New York, NY 10010

Susan C. Schnabel (4)	—	—	—	—
c/o Credit Suisse First Boston
Eleven Madison Avenue, New York, NY 10010

Putnam Investment Management, Inc. and affiliates (5)	—	—	29,000	11.6%
One Post Office Square, Boston, MA 02109

Neon Capital Limited	—	—	21,000	8.4%
c/o Deutsche Bank (Cayman) Limited
P.O. Box 1984, George Town
Cayman Islands, British West Indies

Albert E. Suter	—	—	—	—

R. Jack DeCrane	—	—	—	—

Richard J. Kaplan	—	—	—	—

James E. Mann	—	—	—	—

Robert G. Martin	—	—	—	—

Donald G. Zerbe	—	—	—	—

All directors and named executive officers as a group (eight persons)	—	—	—	—

(1)                      Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                      The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 15, 2005.

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

• Putnam Fund Trust - Putnam High Yield Trust II
• Putnam High Yield Trust
• Putnam Variable Trust – Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

DeCrane Holdings

As of March 15, 2005, DeCrane Holdings has the following securities issued and outstanding:

•                  4,312,690 shares of common stock, which is owned by 39 stockholders; and

•                  342,417 shares of non-voting Senior Redeemable Exchangeable Preferred Stock Due 2009, which is owned by 18 stockholders.

The following table sets forth the beneficial ownership of DeCrane Holdings’ voting and non-voting securities as of March 15, 2005 by its principal owners and its executive officers and directors.

	Common Stock (2)			Senior Redeemable Exchangeable
	Number			Preferred Stock Due 2009
Name of Beneficial Owner (1)	of Shares, Partially Diluted	Percentage		Number of Shares	Percentage

DLJ Merchant Banking Partners II, L.P. and affiliates (3)	4,458,686	97.4%		340,000	99.3%
Eleven Madison Avenue, New York, NY 10010

Thompson Dean (4)	—	—		—	—
c/o Credit Suisse First Boston
Eleven Madison Avenue, New York, NY 10010

Susan C. Schnabel (4)	—	—		—	—
c/o Credit Suisse First Boston
Eleven Madison Avenue, New York, NY 10010

Putnam Investment Management, Inc. and affiliates (5)	68,349	1.6%		—	—
One Post Office Square, Boston, MA 02109

Neon Capital Limited	29,311		*	—	—
c/o Deutsche Bank (Cayman) Limited
P.O. Box 1984, George Town
Cayman Islands, British West Indies

Albert E. Suter (6)	11,204		*	—	—

R. Jack DeCrane (7)	36,253		*	—	—

Richard J. Kaplan (8)	11,959		*	—	—

	Common Stock (2)			Senior Redeemable Exchangeable
	Number			Preferred Stock Due 2009
Name of Beneficial Owner (1)	of Shares, Partially Diluted	Percentage		Number of Shares	Percentage

James E. Mann (9)	974		*	—	—

Robert G. Martin (10)	7,173		*	—	—

Donald G. Zerbe (11)	10,217		*	—	—

All directors and named executive officers as a group (eight persons)	77,780	1.8%		—	—

*                             Less than 1.0%

(1)                      Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2)                      The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules.  The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable, or will be exercisable, prior to 60 days from March 15, 2005.

(3)                      Reflects 4,192,200 shares of common stock, warrants to purchase an additional 266,486 shares of common stock and preferred stock held directly by DLJ Merchant Banking Partners II, L.P. and the following affiliated investors:

•                  DLJ Diversified Partners, L.P.

•                  DLJ Diversified Partners-A, L.P.

•                  DLJ EAB Partners, L.P.

•                  DLJ ESC II, L.P.

•                  DLJ First ESC L.P.

•                  DLJ Investment Partners, L.P.

•                  DLJ Investment Partners II, L.P.

•                  DLJ Merchant Banking Partners II, L.P.

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

(5)                      Reflects 40,478 shares of common stock, warrants to purchase an additional 27,871 shares of common stock held directly by the following investors related to Putnam Investment Management, Inc.:

• Putnam High Yield Trust
• Putnam Variable Trust – Putnam VT High Yield Fund

The address of each of the investors is One Post Office Square, Boston, MA 02109.

(6)                      Includes 7,500 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

(7)                      Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

(8)                      Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

(9)                      Includes 974 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

(10)                Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

(11)                Includes 9,414 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 15, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

We have a Management Incentive Stock Option Plan under which shares of DeCrane Holdings common stock are authorized for issuance to employees and directors in exchange for their services.  In 1999, we also granted DeCrane Holdings incentive common stock options to non-employees in exchange for consulting and advisory services.  Our Management Incentive Stock Option Plan and the stock options awarded to non-employees are approved by our security holders.  The following table provides aggregate information regarding the shares of DeCrane Holdings common stock that may be issued upon the exercise of the options as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

Equity compensation plans approved by security holders:
Management Incentive Stock Option Plan	223,483	$23.97	123,522
Incentive stock options granted to non-employees	44,612	23.00	—
Equity compensation plans not approved by security holders	—	—	—
Total	268,095	23.81	123,522

The provisions of our Management Incentive Stock Option Plan and the terms of the options granted to non-employees are described in Note 16 accompanying our financial statements included in this report.

ITEM 13.                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Arrangements with Other CSFB / DLJ Affiliates

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement, syndication and administration of our first-lien credit facility, second-lien debt and as lenders thereunder.  In addition, DeCrane Aircraft is obligated to pay CSFB LLC an annual advisory fee, currently in the amount of $350,000 per year.  We may from time to time enter into other investment banking relationships with CSFB LLC or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith.  We expect that any such arrangement will include provisions for the indemnification of CSFB LLC against liabilities, including liabilities under the federal securities laws.

Investors’ Agreement

Investors owing 96.8% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, initially dated October 6, 2000 and amended through Amendment No. 2 dated July 23, 2004, among DeCrane Holdings Co., DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities, Putnam Investment Management, Inc. and affiliated funds and entities, Neon Capital Limited and all management investors.  Investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement.  The agreement provides that:

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

Transactions During 2004 and 2005

Securities and Exchange Commission rules require we briefly describe transactions, or series of similar transactions, with specified persons (as defined in the rules) and involving amounts exceeding $60,000, which have occurred since January 1, 2004, the beginning of our most recent fiscal year.  These transactions are briefly described below and are also described in the notes accompanying our financial statements included in this report.

Year Ended December 31, 2004

On September 14, 2004, DeCrane Aircraft received the proceeds from the issuance of 13.5% senior unsecured promissory notes in the aggregate principal amount of $5.0 million to DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities.  The noteholders earned and were paid $142,000 of interest on December 14, 2004.

In addition, Credit Suisse First Boston or affiliated entities earned fees in connection the following transactions that occurred during the year ended December 31, 2004:

•                  DeCrane Aircraft restructured $65 million of its 12% senior subordinated notes and both DeCrane Aircraft and DeCrane Holdings amended the terms of their mandatorily redeemable preferred stock.  CSFB LLC served as DeCrane Aircraft’s financial advisors for the restructuring and received customary fees and reimbursement of expenses in connection with the transaction.

•                  Credit Suisse First Boston was paid an annual fee for serving as administrative agent for the first-lien credit facility and second-lien term debt.

•                  CSFB LLC earned, but was not paid, an annual advisory fee.  The amount earned is payable to CSFB LLC as of the date of filing this report.

CSFB and affiliated funds and entities earned an aggregate of $2.1 million in connection with the above transactions, $1.7 million of which has been paid to date.

Donald G Zerbe, a DeCrane Aircraft Senior Vice President and Group President, and his spouse are 50.25% owners of Maize Avenue, Inc., the remaining interest is owned by another member of Mr. Zerbe’s immediate family.  Two of DeCrane Aircraft’s subsidiaries lease real property from Maize Avenue.  For the year ended December 31, 2004, these subsidiaries paid a total of $865,196 in lease payments to Maize Avenue.

January 1, 2005 to the Present

The following transactions occurred during the period from January 1, 2005 to the date of this report:

•      DeCrane Aircraft entered into a loan agreement with DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities which provides for up to $5.0 million of additional borrowings at rates and with terms identical to the existing 13.5% senior unsecured promissory notes, as amended, issued during 2004.  The Company has borrowed $2.5 million pursuant to this agreement.

•                  DeCrane Aircraft sold 26,425 additional shares of its Senior Redeemable Exchangeable Preferred Stock due 2008 to a DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities for $189.21 per share.

•                  CSFB LLC earned, but was not paid, $87,500 of its annual advisory fee.  The amount earned is payable to CSFB LLC as of the date of filing this report.

Indebtedness of Executive Officers and Directors

Securities and Exchange Commission rules require we disclose indebtedness owed to us by our executive officers and directors that individually exceeded $60,000 at any time during the year ended December 31, 2004.

All indebtedness set forth below results from purchases of DeCrane Holdings common stock in transactions consummated prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002 and was payable to DeCrane Aircraft.  Beginning July 30, 2002, we no longer provide loans to directors or executive officers as mandated by the Act.  The indebtedness, plus accrued interest, is collateralized by shares of DeCrane Holdings stock.  On December 23, 2004, the executive officer listed in the table surrendered the shares of stock collateralizing the loan.  In accordance with the terms of notes evidencing the loan, DeCrane Aircraft canceled the note.  See “Item 10. Directors and Executive Officers of the Registrant” for information regarding each individual’s relationship with DeCrane Aircraft and DeCrane Holdings.

The table sets forth the maximum amount of indebtedness during the year ended December 31, 2004.  None of the indebtedness remains as of December 31, 2004.

Name	Number		Maximum Indebtedness to DeCrane Aircraft
	of Shares		During the Year Ended December 31, 2004
	Held as	Interest		Accrued
	Collateral (1)	Rate (2)	Principal (3)	Interest (4)	Total

Donald G. Zerbe	15,217	5.74%	$174,996	$56,730	$231,726

(1)                      Reflects the number of shares of DeCrane Holdings common stock held by DeCrane Aircraft as collateral for the loans.

(2)                      Reflects the applicable federal rate of interest charged on the loans.  Interest is compounded annually.

(3)                      Reflects the original principal amount of the loans.

(4)                      Reflects accrued interest payable through December 23, 2004, the date the stock was surrendered.

ITEM 14.                                  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Audit and Non-Audit Fees and Services

The aggregate fees billed by PricewaterhouseCoopers LLP (“PWC”), our independent accountants, in fiscal years 2004 and 2003 were as follows:

	Year Ended December 31,
(In thousands)	2004	2003

Audit fees (1)	$333	$383
Audit related fees (2)	18	358
Tax fees (3)	420	479
All other fees (4)	306	—
Consolidated totals	$1,077	$1,220

(1)                      Reflects fees for the audits of the annual financial statements included in our Form 10-K’s and the review of the quarterly financial statements included in our Form 10-Q’s.

(2)                      Includes fees for due diligence related to acquisitions, stand-alone audits of acquisition targets and companies sold, employee benefit plan audits and consents related to SEC filings.

(3)                      Reflects fees for federal, state, local and foreign tax compliance, advisory (including due diligence related to acquisitions and matters related to companies sold) and planning services.

(4)                      Reflects advisory services fees for feasibility studies concerning shared accounting services and information technology enhancements.

The Audit Committee has concluded the provision of the non-audit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-approval Policies and Procedures

The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by PWC.  Specifically, the policies and procedures prohibit PWC from performing any services for the Company or its subsidiaries without the prior approval of the audit committee, except that the audit committee pre-approved the use of PWC for tax related matters.

All of the services provided by PWC in 2004 were approved by the audit committee pursuant to the approval policies described above.  None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

ITEM 15.                                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.                                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Filing Reference	Exhibit Description

3.2.1	(1)	Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.

3.2.1.1	(12)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001

3.2.1.2	(18)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated July 23, 2004

3.2.2	(17)	Bylaws of DeCrane Aircraft Holdings, Inc., as amended on February 2, 2004

3.3.1	(1)	Articles of Incorporation of Audio International, Inc.

3.3.2	(1)	Amended & Restated Bylaws of Audio International, Inc.

3.4.1	(1)	Articles of Incorporation of Hollingsead International, Inc.

3.4.2	(1)	Bylaws of Hollingsead International Inc.

3.5.1	(17)	Certificate of Formation and Certificate of Merger for PATS Aircraft, LLC

3.5.2	(17)	Limited Liability Company Operating Agreement for PATS Aircraft, LLC

3.7.1	(3)	Articles of Incorporation of Precision Pattern, Inc.

3.7.2	(3)	Bylaws of Precision Pattern, Inc.

3.9.1	(4)	Articles of Incorporation of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.9.1.1	(13)	Certificate of Amendment of Articles of Incorporation of PCI Acquisition Co., Inc. (changing its name to PCI Newco, Inc.)

3.9.2	(4)	Bylaws of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)

3.13.1	(6)	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC

3.13.2	(6)	Limited Liability Company Agreement of Carl F. Booth & Co., LLC

3.14.1	(8)	Restated Articles of Incorporation of ERDA, Inc.

Exhibit Number	Filing Reference	Exhibit Description

3.14.1.1	(14)	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.)

3.14.2	(8)	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)

3.16.1	(17)	Certificate of Incorporation of DeCrane Cabin Interiors – Canada, Inc.

3.16.2	(17)	Bylaws of DeCrane Cabin Interiors – Canada, Inc.

4.1	(1)	Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company

4.1.1	(17)	Supplemental Indenture dated December 11, 2003 among PATS Aircraft, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.2	(2)	Supplemental Indenture dated April 23, 1999 among PPI Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.4	(9)	Supplemental Indenture dated October 6, 1999 among PCI Acquisition Co., Inc. d/b/a PCI Newco, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.6	(9)	Supplemental Indenture dated May 11, 2000 among Booth Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.7	(9)	Supplemental Indenture dated June 30, 2000 among ERDA, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.1.9	(17)	Supplemental Indenture dated January 1, 2004 among DeCrane Cabin Interiors – Canada, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

4.2	(1)	A/B Exchange Registration Rights Agreement among DeCrane Aircraft Holdings, Inc., the subsidiary guarantors, and DLJ Securities Corporation

4.5	(1)	Form of DeCrane Aircraft 12% Senior Subordinated Notes due 2008

4.5.1	(18)	DeCrane Aircraft Holdings, Inc. 17% Senior Discount Notes Due 2008 (Note No. 1 dated July 23, 2004)

4.5.1.1	(18)	DeCrane Aircraft Holdings, Inc. 17% Senior Discount Notes Due 2008 (Note No. 2 dated September 9, 2004)

4.6	(8)	Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009

4.6.1	(9)	Amendment to the Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 dated October 5, 2000

4.6.2	(18)

Certificate of Amendment to Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009 (now designated as Senior Redeemable Exchangeable Preferred Stock Due 2008) of DeCrane Aircraft Holdings, Inc. dated July 23, 2004

Exhibit Number	Filing Reference	Exhibit Description

4.7	(8)	Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock

4.7.1	(9)

Amendment No. 1 to the Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock dated October 6, 2000

4.7.2	(18)

Amendment No. 2 to the Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the holders of Senior Preferred Stock dated July 23, 2004

4.8	(18)	Indenture dated July 23, 2004 between DeCrane Aircraft Holdings, Inc. and U.S. Bank National Association for 17% Senior Discount Notes Due 2008

4.8.1	(18)	First Supplemental Indenture dated September 9, 2004 between DeCrane Aircraft Holdings, Inc. and U.S. Bank National Association for 17% Senior Discount Notes Due 2008

10.1	(8)	Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein

10.2	(9)	Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein

10.2.1	(18)

Amendment No. 1 to the Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein dated December 31, 2001

10.2.2	(18)

Amendment No. 2 to the Amended and Restated Investors’ Agreement dated as October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein dated July 23, 2004

10.5	(1)	Tax Sharing Agreement dated March 15, 1993 between DeCrane Aircraft and several subsidiaries

10.6 **	(1)	Employment Agreement dated July 17, 1998 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.6.1 **	(10)	First Amendment to Employment Agreement dated May 5, 2000 between DeCrane Aircraft Holdings, Inc. and R. Jack DeCrane

10.7 **	(1)	401(k) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln National Life Insurance Company

10.8	(1)	Form of Subscription Agreement for DeCrane Holdings Co. common and preferred stock by certain members of Global Technology Partners LLC

10.10	(7)

Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

Exhibit Number	Filing Reference	Exhibit Description

10.10.1	(9)

First Amendment to the Third Amended and Restated Credit Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent

10.10.2	(11)

Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000

10.10.3	(13)

Second Amendment to the Third Amended and Restated Credit Agreement dated as of March 19, 2002 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.10.4	(15)

Third Amendment to the Third Amended and Restated Credit Agreement dated as of March 31, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.10.5	(17)

Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of December 10, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.), as syndication and administrative agent for the lenders

10.10.6	(18)

Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of June 9, 2004 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders

10.10.7	(18)

Sixth Amendment to the Third Amended and Restated Credit Agreement dated as of July 16, 2004 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders

10.11	(1)	General Terms Agreement between The Boeing Company and PATS, Inc. dated February 17, 1998

10.11.1	(1)	Special Business Provisions between The Boeing Company and PATS, Inc. dated February 17, 1998

10.11.2	(1)	Letter Agreement between The Boeing Company and DeCrane Aircraft Holdings, Inc. dated January 15, 1999

10.11.3	(16)	Addendum 6-5723-03-064 to the Special Business Provisions between The Boeing Company and PATS, Inc. dated April 16, 2003

10.12	(17)

Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston (acting through its Cayman Islands Branch), as syndication and administrative agent for the lenders

Exhibit Number	Filing Reference	Exhibit Description

10.12.1	(18)

First Amendment to the Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders dated June 9, 2004

10.12.2	(18)

Second Amendment to the Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders dated July 16, 2004

10.13	(18)

Exchange Agreement dated as of July 23, 2004, among DeCrane Aircraft Holdings, Inc., the affiliates of DeCrane Aircraft set forth on the signature pages hereto as Guarantors, and certain holders of DeCrane Aircraft’s 12% Senior Subordinated Notes due 2008 (the “Old Notes”) set forth on the signature pages hereto

10.13.1	(18)

Exchange Agreement dated as of September 9, 2004, among DeCrane Aircraft Holdings, Inc., the affiliates of DeCrane Aircraft set forth on the signature pages hereto as Guarantors, and certain holders of DeCrane Aircraft’s 12% Senior Subordinated Notes due 2008 (the “Old Notes”) set forth on the signature pages hereto

10.14	(18)	16% Senior Preferred Stock Amendment Agreement dated as of July 23, 2004, among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co., and the other persons set forth on the signature pages hereto

10.19 **	(5)	Amended Management Incentive Stock Option Plan

10.20 **	(5)	Amended Stock Subscription Agreement

10.21 **	(5)	Amended Incentive Bonus Plan

10.23 **	*	Form of Change of Control Agreements between DeCrane Aircraft Holdings, Inc. and certain executives dated December 8, 2004

12.1	*	Computation of Earnings to Fixed Charges Ratios

21.1	(18)	List of Subsidiaries of Registrant

31.1	*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)                      Filed as an exhibit to our Form 8-K dated August 5, 1999 filed with the Commission on October 19, 1999.

(5)                      Filed as an exhibit to our Form 8-K dated December 17, 1999 filed with the Commission on December 31, 1999.

(6)                      Filed as an exhibit to our Form 8-K dated May 11, 2000 filed with the Commission on May 25, 2000.

(7)                      Filed as an exhibit to our Form 8-K (Amendment No. 1) dated May 11, 2000 filed with the Commission on June 16, 2000.

(8)                      Filed as an exhibit to our Form 8-K (Amendment No. 1) dated June 30, 2000 filed with the Commission on August 2, 2000.

(9)                      Filed as an exhibit to our Form 10-Q dated September 30, 2000 filed with the Commission on November 14, 2000.

(10)                Filed as an exhibit to our Form 10-K dated December 31, 2000 filed with the Commission on March 30, 2001.

(11)                Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001.

(12)                Filed as an exhibit to our Form 10-Q dated September 30, 2001 filed with the Commission on November 13, 2001.

(13)                Filed as an exhibit to our Form 10-K dated December 31, 2001 filed with the Commission on March 27, 2002.

(14)                Filed as an exhibit to our Form 10-Q dated March 31, 2002 filed with the Commission on May 13, 2002.

(15)                Filed as an exhibit to our Form 10-K dated December 31, 2002 filed with the Commission on April 15, 2003.

(16)                Filed as an exhibit to our Registration Statement (Registration No. 333-106381) on Form S-1 (Amendment No. 1) filed with Commission on August 12, 2003.

(17)                Filed as an exhibit to our Form 10-K dated December 31, 2003 filed with the Commission on March 29, 2004.

(18)                Filed as an exhibit to our Form 10-Q dated September 30, 2004 filed with the Commission on November 12, 2004.

(b)                                  Item 601 Exhibits

Reference is made to the exhibit index listed at Item 15(a)(3) of this report.

(c)                                  Other Financial Statements

There are no financial statements required to be filed by Regulation S-X which are excluded from this report by Rule 14 a-3(b)(1).

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

Date:                    March 31, 2005

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
Albert E. Suter
Director

Date:                    March 31, 2005

Index to Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule

For the years ended December 31, 2004, 2003 and 2002:

II – Valuation and Qualifying Accounts

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

DeCrane Aircraft Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Aircraft Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, in 2004 the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

As discussed in Note 1, the Company discontinued the use of program accounting for the costs of products manufactured for delivery under production-type contracts in 2003.

As discussed in Note 1, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The Company’s revolving line of credit and $4.3 million of its long-term debt mature on March 31, 2006.  Management’s plans to refinance these debt agreements are described in Note 1.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 29, 2005

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2004	2003

Assets

Current assets:
Cash and cash equivalents	$979	$6,936
Accounts receivable, net	25,367	21,455
Inventories	51,253	42,981
Prepaid expenses and other current assets	944	1,082
Total current assets	78,543	72,454

Property and equipment, net	27,565	30,900
Goodwill	162,430	162,430
Other assets, principally intangibles, net	31,455	38,092
Total assets	$299,993	$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$1,314	$1,198
Accounts payable	16,666	15,462
Accrued liabilities	23,657	17,890
Total current liabilities	41,637	34,550

Long-term debt	291,840	268,208
Mandatorily redeemable preferred stock	47,303	—
Other long-term liabilities	6,720	5,464

Commitments and contingencies (Note 14)

Mandatorily redeemable preferred stock	—	40,835

Stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding as of December 31, 2004 and 2003	—	—
Additional paid-in capital	112,269	112,987
Notes receivable for shares sold	(621)	(1,268)
Accumulated deficit	(199,155)	(156,632)
Accumulated other comprehensive loss	—	(268)
Total stockholder’s deficit	(87,507)	(45,181)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s deficit	$299,993	$303,876

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2004	2003	2002

Revenues	$213,686	$170,109	$229,841
Cost of sales	169,160	131,539	164,175

Gross profit	44,526	38,570	65,666

Operating expenses:
Selling, general and administrative expenses	29,697	28,310	46,572
Research and development expenses	8,003	10,440	56
Impairment of goodwill	—	34,000	—
Amortization of intangible assets	3,650	3,651	3,540
Total operating expenses	41,350	76,401	50,168

Income (loss) from operations	3,176	(37,831)	15,498

Other expenses:
Interest expense	37,146	26,219	25,376
Mandatorily redeemable preferred stock dividends	4,011	—	—
Loss on debt extinguishments and preferred stock restructuring	3,898	1,439	—
Other expenses, net	544	945	505

Loss from continuing operations before income taxes	(42,423)	(66,434)	(10,383)
Income tax (provision) benefit	(100)	13,496	3,621

Loss from continuing operations	(42,523)	(52,938)	(6,762)

Loss from discontinued operations, net of tax	—	(6,621)	(41,396)
Cumulative effect of changes in accounting principles	—	(13,764)	(17,828)

Net loss	(42,523)	(73,323)	(65,986)

Accrued preferred stock dividends	—	(6,286)	(5,373)
Preferred stock redemption value accretion	—	(468)	(468)

Net loss applicable to common stockholder	$(42,523)	$(80,077)	$(71,827)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

				Notes		Accumulated
			Additional	Receivable		Other
	Common Stock		Paid-in	For Shares	Accumulated	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Sold	Deficit	Loss	Total

Balance, December 31, 2001	100	$—	$122,469	$(2,668)	$(17,323)	$(88)	$102,390

Comprehensive loss:
Net loss	—	—	—	—	(65,986)	—	(65,986)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(273)	(273)
							(66,259)

Capital contribution	—	—	5,000	—	—	—	5,000

Return of capital in connection with the repurchase of common stock, net of related note receivable repaid and tax benefit of options exercised	—	—	(554)	200	—	—	(354)

Accrued preferred stock dividends	—	—	(5,373)	—	—	—	(5,373)

Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)

Compensatory stock option expense	—	—	138	—	—	—	138

Notes receivable interest accrued	—	—	—	(123)	—	—	(123)

Balance, December 31, 2002	100	—	121,212	(2,591)	(83,309)	(361)	34,951

Comprehensive income (loss):
Net loss	—	—	—	—	(73,323)	—	(73,323)
Unrealized gain on interest rate swap contract	—	—	—	—	—	93	93
							(73,230)

Common stock (collateral) surrendered and cancellation of the related notes	—	—	(1,471)	1,471	—	—	—

Accrued preferred stock dividends	—	—	(6,286)	—	—	—	(6,286)

Preferred stock redemption value accretion	—	—	(468)	—	—	—	(468)

Notes receivable interest accrued	—	—	—	(148)	—	—	(148)

Balance, December 31, 2003	100	—	112,987	(1,268)	(156,632)	(268)	(45,181)

Comprehensive income (loss):
Net loss	—	—	—	—	(42,523)	—	(42,523)
Unrealized gain on interest rate swap contract	—	—	—	—	—	268	268
							(42,255)

Common stock (collateral) surrendered and cancellation of the related notes	—	—	(722)	722	—	—	—

Capital contribution	—	—	4	—	—	—	4

Notes receivable interest accrued	—	—	—	(75)	—	—	(75)

Balance, December 31, 2004	100	$—	$112,269	$(621)	$(199,155)	$—	$(87,507)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2004	2003	2002

Cash flows from operating activities of continuing operations:
Net loss	$(42,523)	$(73,323)	$(65,986)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of changes in accounting principles	—	13,764	17,828
Net loss from discontinued operations	—	6,621	41,396
Loss on debt extinguishments and preferred stock restructuring	3,898	1,439	—
Noncash portion of restructuring, asset impairment and other related charges	2,978	37,664	11,456
Depreciation and amortization	12,892	12,589	13,304
Mandatorily redeemable preferred stock dividends	4,011	—	—
Preferred stock redemption value accretion	264	—	—
Long-term debt interest accretion	7,354	67	—
Deferred income taxes	—	(11,461)	690
Other, net	346	264	110
Changes in assets and liabilities:
Accounts receivable	(3,912)	4,899	14,969
Inventories	(11,128)	(518)	(4,792)
Prepaid expenses and other assets	289	241	155
Accounts payable	1,204	2,407	(1,458)
Accrued liabilities	6,035	(13,496)	(16,418)
Income taxes payable	269	(1,079)	438
Other long-term liabilities	1,085	834	28
Net cash provided by (used for) operating activities	(16,938)	(19,088)	11,720

Cash flows from investing activities of continuing operations:
Net cash proceeds from sale of Specialty Avionics Group	—	132,223	—
Proceeds from sale of property and equipment	18	3,208	—
Capital expenditures	(3,252)	(4,797)	(4,356)
Cash paid for acquisitions	—	(606)	(5,890)
Net cash provided by (used for) investing activities	(3,234)	130,028	(10,246)

Cash flows from financing activities of continuing operations:
Debt borrowings:
Promissory notes	5,000	—	—
Revolving line of credit, net	12,550	—	—
Second-lien term debt	—	80,000	—
Other secured long-term debt	—	—	1,145
Capital contribution	—	—	5,000
Debt repayments:
Revolving line of credit, net	—	(6,000)	(6,000)
First-lien term debt	—	(183,679)	(11,506)
Other secured long-term debt	(1,198)	(1,876)	(2,028)
Deferred financing costs	(2,137)	(6,614)	(1,656)
Return of capital in connection with shares repurchased	—	—	(368)
Net cash provided by (used for) financing activities	14,215	(118,169)	(15,413)

Net cash provided by discontinued operations	—	1,744	16,882

Net increase (decrease) in cash and cash equivalents	(5,957)	(5,485)	2,943
Cash and cash equivalents at beginning of period	6,936	12,421	9,478
Cash and cash equivalents at end of period	$979	$6,936	$12,421

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31,
(In thousands)	2004	2003	2002

Net cash provided by (used for) discontinued operations:
Operating activities	$—	$3,310	$18,598
Investing activities	—	(902)	(1,073)
Financing activities	—	(649)	(815)
Net (increase) decrease in cash and cash equivalents	—	(13)	125
Effect of foreign currency translation on cash	—	(2)	47
Net cash provided by discontinued operations	$—	$1,744	$16,882

Paid in cash:
Interest	$26,496	$25,973	$27,619
Income taxes paid (refunded), net	(169)	(225)	(91)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.                                  Summary of Significant Accounting Policies

Description of the Business

DeCrane Aircraft Holdings, Inc. and subsidiaries (the “Company” or “DeCrane Aircraft”) is a provider of products and services to the business, VIP and head-of-state aircraft market within the aerospace industry.  The Company’s businesses are organized into two separate operating groups: Cabin Management and Systems Integration.  The Company also had a third strategic business, its Specialty Avionics Group, which it sold in 2003 (Note 3).  The Company is a wholly-owned subsidiary of DeCrane Holdings Co. (“DeCrane Holdings”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.  Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

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

Financial Condition and Liquidity

During 2003, the first-lien credit facility was amended twice and $80,000,000 of second-lien debt was issued with the proceeds thereof used to repay first-lien indebtedness.  These actions, among other things, resulted in the extension of debt maturities and debt covenants being relaxed.  In 2004, $65,000,000 of 12% senior subordinated notes, with interest payable semi-annually, were exchanged for 17% senior discount notes, which accrete in value, essentially deferring the payment of interest until the notes mature on September 30, 2008.  In 2005, the Company received an aggregate $7,500,000 in proceeds from the sale of preferred stock and from the issuance of promissory notes to its principal investors (Note 20).  The Company also received commitments from those investors that up to $2,500,000 of additional promissory notes may be issued, if needed.  These events provided the Company with increased liquidity resources.

On March 31, 2006, the Company’s first-lien credit facility will expire and any borrowings outstanding on that date will become due and payable ($12,550,000 was borrowed as of December 31, 2004).  In addition, on that date the Company is also required to make principal payments in the amount of $4,266,000 on its first-lien term debt and repay $7,500,000 of promissory notes to its principal investors, unless further extended by the investors.  The Company is exploring various alternatives for the restructuring or replacement of its first-lien credit facility as well as additional debt and/or equity transactions that would further improve liquidity.  The Company has not entered into any commitments to do so and cannot be assured that it will be successful in its efforts.

However, management believes expected operating cash flows, together with borrowings under the first-lien credit facility ($11,187,000 of which was available as of December 31, 2004, the commitment for which expires in March 2006) and the proceeds from the recent investment made by the Company’s principal stockholders, will be sufficient to meet operating expenses, working capital requirements, capital expenditures and debt service obligations up to March 31, 2006.  However, the Company’s ability to comply with debt financial covenants, pay principal or interest and satisfy or refinance its March 31, 2006 debt obligations will depend on its future operating performance as well as competitive, legislative, regulatory, business and other factors beyond its control.

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

The following table summarizes the results of operations for the years ended December 31, 2003 and 2002 as if SFAS No. 150 had been in effect as of the beginning of 2002.

	Year Ended December 31,
	2003		2002
(In thousands)	As Reported	Pro Forma	As Reported	Pro Forma

Loss from continuing operations	$(52,938)	$(59,692)	$(6,762)	$(12,603)
Net loss	(73,323)	(80,077)	(65,986)	(71,827)

The pro forma data reflects preferred stock dividends and redemption value accretion totaling $6,754,000 for year ended December 31, 2003 and $5,841,000 for the year ended December 31, 2002 as charges against income during those periods.

Discontinued Use of Program Accounting Commencing January 1, 2003

Inventories are stated at the lower of cost or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  As described below, measurement of the costs of inventories associated with products manufactured for delivery under production-type contracts in periods prior to January 1, 2003 was made pursuant to the use of program accounting.  As such, the cost of inventories included certain deferred program costs, which were principally comprised of engineering costs.

Because of the changing economic conditions affecting the Company’s markets, demand for the Company’s products has exhibited an increased degree of volatility.  The ability to make reliable estimates of future demand for these products is critical to the use of program accounting and the deferral of engineering and production costs.  Under program accounting, certain product development costs incurred in connection with specific contracted programs were deferred and charged to cost of sales when revenues from the sale of products related to the program were recorded.  In order to improve the reliability of its financial reporting the Company decided to discontinue the use of program accounting which requires it to make long-term estimates of future sales for each program.  Therefore, product development costs not specifically reimbursable through contractual terms or recoverable through firm orders are no longer deferred and included in program inventory commencing January 1, 2003.

As a result of the change, program-related product development costs are classified as a component of research and development expenses in the consolidated financial statements commencing January 1, 2003 rather than classified as a component of inventory cost.  A charge of $13,764,000 was recorded in 2003 to reflect the cumulative effect of a change in accounting principle.  The following table summarizes the results of operations for the year ended December 31, 2002 as if the new accounting policy had been in effect during that year.

	Year Ended
	December 31, 2002
(In thousands)	As Reported	Pro Forma

Loss from continuing operations	$(6,762)	$(9,738)
Net loss	(65,986)	(68,962)

SFAS No. 142 Adopted January 1, 2002

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required by SFAS No. 142, conducted transitional impairment testing of goodwill recorded as of that date.

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

Inventories

Inventories are stated at the lower of cost, as determined under the first-in, first-out (“FIFO”) method, or market.  Costs include materials, labor, including direct engineering labor, tooling costs and manufacturing overhead.  Costs also include product development costs specifically reimbursable through contractual terms or recoverable through firm orders.

Property and Equipment

Property and equipment for companies acquired are stated at fair value as of the date the acquisition occurred and at cost for all subsequent additions.  Property and equipment are depreciated using the straight-line method over their estimated useful lives.  Useful lives for machinery and equipment primarily range from three to ten years.  Building and building improvements are depreciated using the straight-line method over their estimated useful lives of forty years.  Leasehold improvements are amortized using the straight-line method over their estimated useful lives or remaining lease term, whichever is less.  Expenditures for maintenance and repairs are expensed as incurred.  The costs for improvements are capitalized.  Upon retirement or disposal, the cost and accumulated depreciation of property and equipment are reduced and any gain or loss is recorded in income or expense.

Other Assets

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years.  Deferred financing costs are amortized using either the straight-line or effective interest method, over the term of the related debt.

Impairment of Goodwill

The Company tests goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  As a result of this impairment testing, the Company recorded pre-tax charges in 2003 of $34,000,000 relating to its Cabin Management Group and $7,500,000 relating to the sale of its Specialty Avionics Group.  In 2002, the Company recorded pre-tax charges of $7,672,000 relating to its Specialty Avionics Group.

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews long-lived assets held for use and intangible assets, other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Long-lived assets deemed held for sale are stated at the lower of cost or fair value.  As a result of a restructuring program conducted during 2002, the Company recorded pre-tax charges of $3,931,000 during 2002 to reflect the impairment of long-lived assets; no impairment charges were recorded during 2003 or 2004.  The impairment losses are described in Note 2.

Product Warranty Obligations

The Company sells some products to customers with various repair or replacement warranties.  The terms of the warranties vary according to the customer and/or product involved.  The most common warranty periods are generally one to five years from the earlier of the date of delivery to the customer or six to twelve months from the date of manufacture.

Provisions for estimated future warranty costs are made in the period corresponding to the sale of the product and are charged to cost of sales.  Except for warranty costs associated with product lines discontinued in prior years in connection with restructuring programs, warranty costs have been within management’s expectations.  Classification between current and long-term warranty obligations is estimated based on historical trends.

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

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  While there is no established market for the Company’s $35,000,000 of $12% senior subordinated notes, the Company estimates that their fair value was approximately $21,000,000 as of December 31, 2004.  The estimated fair value of the Company’s $100,000,000 subordinated debt was approximately $45,000,000 as of December 31, 2003.  All other non-derivative financial instruments as of December 31, 2004 and 2003 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Percentage-of-completion is measured using an estimate of either total costs or labor hours incurred to date to total expected costs or labor hours for each contract.  This method is used because management considers total costs expended to be the best available measure of progress on these contracts.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Management believes that the Company will not incur any losses on uncompleted contracts as of December 31, 2004.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Commencing January 1, 2003, the Company changed its accounting policy for product development costs incurred for long-term programs and such costs are also reflected as research and development.  See “—Change in Accounting Principle” for additional information.

Stock Option Plan

The Company has one stock-based employee compensation plan, which is more fully described in Note 16.  As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
(In thousands)	2004	2003	2002

Net loss, as reported	$(42,523)	$(73,323)	$(65,986)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(306)	(324)	(376)
Pro forma net loss	$(42,829)	$(73,647)	$(66,362)

The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.  The assumptions underlying the computations of the fair value of the options are described in Note 16.

Statements of Cash Flows

For purposes of the statements of cash flows, cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of purchase.

Recent Accounting Pronouncements

SFAS No. 151

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  Unallocated overhead must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial position or results of operations.

SFAS No. 153

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions.  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial position or results of operations.

SFAS No. 123 (Revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-based Payment,” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123 (revised 2004) (“SFAS No. 123 (2004)”) requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  When SFAS No. 123 was initially issued in 1995, it permitted entities the option, which the Company elected to follow, of continuing to apply the guidance in APB Opinion No. 25, as long as the notes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company will be required to apply the provisions of SFAS No. 123 (2004) commencing with its fiscal year beginning January 1, 2006.  Adoption of SFAS No. 123 (2004) will result in the Company recording compensation expense for stock options or other equity-based grants over the vesting period.  The Company believes this statement will not have a material impact on its financial position or results of operations.

Note 2.                                  Restructuring, Asset Impairment and Other Related Charges

During the three years ended December 31, 2004, the Company recorded restructuring, assets impairment and other related charges as follows:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Nature of charges:
Operational Realignment and Facilities Consolidation	$8,215	$—	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	7,132	—
Asset Realignment Restructuring	—	—	6,901
Seat Manufacturing Facilities Restructuring	—	—	6,294
Goodwill, asset impairment and other charges	400	42,254	12,048
Total pre-tax charges	$8,615	$49,386	$25,243

Business segment recording the charges:
Cabin Management	$2,201	$41,132	$13,195
Systems Integration	5,726	754	4,060
Corporate	688	—	—
Total continuing operations	8,615	41,886	17,255
Discontinued operations (Specialty Avionics)	—	7,500	7,988
Total pre-tax charges	$8,615	$49,386	$25,243

Charged to operations:
Cost of sales	$7,007	$7,327	$10,676
Selling, general and administrative expenses	1,608	559	6,579
Impairment of goodwill	—	34,000	—
Discontinued operations (Specialty Avionics)	—	7,500	7,988
Total pre-tax charges	$8,615	$49,386	$25,243

Components of charges:
Continuing operations:
Cash charges	$5,637	$4,222	$5,799
Noncash charges	2,978	37,664	11,456
Total continuing operations	8,615	41,886	17,255

Discontinued operations (Specialty Avionics):
Noncash charges	—	7,500	7,988
Cash charges	—	—	—
Total discontinued operations	—	7,500	7,988
Total pre-tax charges	$8,615	$49,386	$25,243

Operational Realignment and Facilities Consolidation

During the second quarter of fiscal 2004, the Company adopted plans to restructure the operations of its Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In addition, as a result of the Cabin Management realignment and sale of the Specialty Avionics Group, the Company also decided to relocate its corporate office to Columbus, Ohio to be in closer proximity to its operating companies and customers.  In connection with these actions, the Company recorded pre-tax charges to operations totaling $8,215,000 through December 31, 2004 comprised of the following:

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

•                  Severance and Other Compensation Costs.  The Company’s total workforce was reduced by 25 employees, or 2%, from December 31, 2003 levels.

•                  Relocation Costs.  Relocation costs are comprised of moving and related costs incurred in connection with the relocation of the corporate and group headquarters as well as the manufacturing facility consolidation.

•                  Other Restructuring Charges.  Other charges pertain to legal and travel costs.

The Company expects to incur additional restructuring-related expenses of approximately $2,700,000 during 2005 to complete the restructuring plans.  These expenses, which are primarily relocation, severance and travel costs, will be expensed as incurred.

The components of the restructuring, asset impairment and other related charges are as follows:

				Balance at
	Total	Amounts Incurred		December 31,
(In thousands)	Charges	Noncash	Cash	2004

Lease termination and other related charges	$3,098	$(102)	$(595)	$2,401
Excess inventory write-downs	2,811	(2,811)	—	—
Severance and other compensation costs	713	—	(538)	175
Relocation costs expensed as incurred	672		(672)	—
Other restructuring charges	921	(65)	(653)	203
Total	8,215	$(2,978)	$(2,458)	$2,779

Other restructuring-related charges to be incurred	2,700
Total expected restructuring charges	$10,915

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

Asset Realignment Restructuring

In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a restructuring program in December 2001 designed to reduce costs and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  This program primarily affected the Company’s Cabin Management.

The restructuring, asset impairment and other related charges are comprised of the following:

•                  Severance and Other Compensation Costs.  Since the September 11th terrorist attack, the Company reduced its total workforce by approximately 500 employees, or 18.5%, as of December 2002, of which approximately 260 employees had separated as of December 31, 2001.

•                  Lease Termination and Other Related Costs.  Lease termination and other related costs are comprised of the net losses incurred under the existing long-term lease agreements for facilities permanently vacated, reduced by the expected sublease income.

•                  Impairment of Property and Equipment.  The decision in 2002 to permanently close the additional manufacturing facility resulted in an additional impairment of property and equipment and, accordingly, these assets were written down to their estimated net realizable value in 2002.

•                  Excess Inventory Write-Downs.  Inventory was written down to net realizable value for quantities on hand exceeding current and forecast order backlog requirements.

•                  Other Asset Impairment Related Charges.  Other restructuring-related charges pertain to provisions for estimated losses on uncompleted long-term contracts aggregating $2,577,000 and other related charges expensed as incurred.

The components of the restructuring, assets impairment and other related charges are as follows:

	Balance at				Balance at
	December 31,	Total	Amounts Incurred		December 31,
(In thousands)	2001	Charges	Noncash	Cash	2002

Year ended December 31, 2002:

Severance and other compensation costs	$1,185	$—	$—	$(1,185)	$—
Lease termination and other related costs	424	—	—	(334)	90
Impairment of property and equipment	—	2,557	(2,557)	—	—
Excess inventory write-downs	—	1,265	(1,265)	—	—
Total	$1,609	3,822	$(3,822)	$(1,519)	$90

Other restructuring-related charges		3,079
Total pre-tax charges		$6,901

This restructuring program was completed during the fourth quarter of fiscal 2002 and the remaining $90,000 of lease termination and other related costs were paid during 2003.  There are no future cash payment obligations remaining related to this program.

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

•                  Other Asset Impairment Related Expenses.  Other restructuring-related expenses pertain to FAA retesting and recertification of products manufactured at a different facility, moving, transportation and travel costs and shutdown / startup costs.  Such costs were charged to expense as incurred.

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

This restructuring program was completed during the second quarter of fiscal 2002 and the remaining $64,000 of lease termination and other related costs were paid during 2003.  There are no remaining future cash payment obligations related to this program.

Goodwill, Asset Impairment and Other Charges

Goodwill, asset impairment and other related charges include the following:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Goodwill impairment charges	$—	$41,500	$7,672
Inventory impairment charges	—	—	4,376
Adjustments of previous restructuring charges:
Product warranty obligations	400	—	—
Lease termination costs	—	754	—
Total pre-tax charges	$400	$42,254	$12,048

Goodwill and Inventory Impairment Charges

During the year ended December 31, 2003, the Company recorded $41,500,000 of goodwill impairment charges.  Impairment charges totaling $34,000,000 pertained to goodwill impairment testing pursuant to SFAS No. 142 and were charged to continuing operations.  The remaining $7,500,000 pertained to the sale of the Specialty Avionics Group and was charged to discontinued operations (Notes 3 and 7).

In the fourth quarter of fiscal 2002 the Company recorded a pre-tax charge of $12,048,000 for additional asset impairments.  Of this amount, $7,672,000 related to the Company’s annual goodwill impairment testing pursuant to SFAS No. 142 and $4,376,000 related to inventories and was charged to cost of goods sold.  Charges totaling $7,988,000 pertained to discontinued operations.

Adjustments of Previous Restructuring Charges

Product Warranty Obligations.  As a result of the Seat Manufacturing Facilities and Seating Product Line restructurings, the manufacturing of certain seats was moved to a different facility and seat designs were modified to accommodate the new manufacturing environment.  These actions resulted in product warranty costs exceeding typical levels during the transition process.  As a result, the Company recorded an additional $400,000 charge during 2004 to reflect the additional product warranty obligation related to the seats manufactured during these transition periods.

Lease Termination Costs.  In 1999 the Company initiated a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group.  The restructuring was a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.  In connection with these restructuring activities, the Company provided for lease termination costs expected to be incurred over the remaining term of the existing long-term lease at the facility being vacated. The expected costs were reduced by estimated sublease income which was based on estimated future market rates and anticipated sublease rental periods.

During 2003, the initial sublease was canceled and the Company entered into a new sublease agreement.  Due to the deterioration in market rates since 1999, the terms of the new sublease were less favorable than the initial lease.  As a result, the Company determined that the remaining accrual for lease termination costs was insufficient to cover the net costs expected to be incurred over the remaining lease term.  Consequently, an additional $754,000 was charged to operations during 2003 for these additional costs.  A payment obligation totaling $459,000 remains as of December 31, 2004.  The future cash payments will be funded from internally generated cash for operations.

Note 3.                                  Disposition of Specialty Avionics Group

During the fourth quarter of fiscal 2002 the Company assessed its long-term business strategies in light of condition of the aerospace industry at the time.  The Company believes that as the aerospace industry recovers, the demand for its Cabin Management and Systems Integration Groups’ products and services for business, VIP and head-of-state aircraft will return to historical levels and, accordingly, the Company decided to focus its resources in these market segments.  To accomplish this objective, the Company embarked on a plan to sell its Specialty Avionics Group, which is highly dependent on the commercial airline industry.

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

The following tables summarize the results operations of the Specialty Avionics Group.

	Year Ended December 31,
(In thousands)	2003 (1)	2002

Results of Operations:
Revenues	$36,595	$95,789

Operating expenses:
Costs and expenses	30,128	75,031
Impairment of goodwill	7,500	7,672
Amortization of goodwill and other intangible assets	878	2,228
Total operating expenses	38,506	84,931

Income (loss) from operations	(1,911)	10,858

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	3,297	7,720
Debt obligations assumed by the buyer	270	798
Other expenses, net	153	439

Pre-tax income (loss)	(5,631)	1,901
Provision for income taxes	(918)	(3,975)

Loss before change in accounting principle	(6,549)	(2,074)
Cumulative effect of change in accounting principle	—	(39,322)
Loss from operations	(6,549)	(41,396)
Loss on sale, net of tax	(72)	—

Net loss from discontinued operations	$(6,621)	$(41,396)

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

Accounts receivable are net of an allowance for doubtful accounts of $608,000 as of December 31, 2004 and $1,268,000 as of December 31, 2003.

Note 5.                                  Inventories

Inventories are comprised of the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Raw materials	$29,421	$30,414
Work-in-process	18,345	6,817
Finished goods	1,461	1,693
Costs and estimated earnings in excess of billings on uncompleted contracts	2,026	4,057
Total inventories	$51,253	$42,981

Total costs and estimated earnings on all uncompleted contracts as of December 31, 2004 and 2003 are comprised of the following:

	December 31,
(In thousands)	2004	2003

Costs incurred on uncompleted contracts	$20,083	$71,824
Estimated earnings recognized	12,015	77,782
Total costs and estimated earnings	32,098	149,606
Less billings to date	(34,263)	(145,661)
Net	$(2,165)	$3,945

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$2,026	$4,057
Liability – Billings in excess of costs and estimated earnings (Note 9)	(4,191)	(112)
Net	$(2,165)	$3,945

Note 6.                                  Property and Equipment

Property and equipment includes the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Land, buildings and leasehold improvements	$22,610	$22,251
Machinery and equipment	16,781	16,430
Computer equipment and software, furniture and fixtures	16,195	15,700
Tooling	1,023	1,001
Total cost	56,609	55,382
Accumulated depreciation and amortization	(29,044)	(24,482)
Net property and equipment	$27,565	$30,900

Property and equipment under capital leases included above consists of the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Land, buildings and leasehold improvements	$4,785	$4,785
Machinery and equipment	385	385
Computer equipment and software, furniture and fixtures	1,793	1,756
Total cost	6,963	6,926
Accumulated depreciation and amortization	(3,536)	(3,065)
Net property and equipment	$3,427	$3,861

Depreciation of property and equipment under capital leases is included in depreciation expense in the consolidated financial statements.

Note 7.                                  Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 18), during the two years ended December 31, 2004.

	Continuing Operations				Discontinued
	Cabin	Systems			Specialty
	Management	Integration			Avionics
(In thousands)	Group	Group	Corporate	Total	Group

Balance, December 31, 2002	$173,934	$20,782	$1,714	$196,430	$80,722

Impairment charge	(34,000)	—	—	(34,000)	(7,500)
Sale of Specialty Avionics Group	—	—	—	—	(73,222)
Balance, December 31, 2003 and 2004	$139,934	$20,782	$1,714	$162,430	$—

As described in Note 3, on March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 to reduce the carrying value to estimated net realizable value.

As a result of weakness in the business, VIP and head-of-state aircraft market and the Company’s decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, the Company determined that it should reevaluate the carrying value of its goodwill prior to the annual October 31st testing date.  Accordingly, the Company performed an impairment test of the goodwill associated with its furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, the Company recorded a pre-tax charge to operations of $34,000,000 during the three months ended June 30, 2003.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The annual impairment test on October 31, 2003 and 2004 indicate that no additional impairment has occurred.

Note 8.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Identifiable intangible assets with finite useful lives	$21,805	$25,455
Deferred financing costs	9,094	11,812
Other non-amortizable assets	556	825
Total other assets	$31,455	$38,092

In connection with the exchange of 12% senior subordinated notes for 17% senior discount notes described in Note 10, the Company recorded a noncash charge of $1,705,000 during the year ended December 31, 2004 to write-off deferred financing costs associated with the portion of the notes exchanged.

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
		Accumulated			Accumulated
(In thousands)	Cost	Amortization	Net	Cost	Amortization	Net

FAA certifications	$22,272	$(7,707)	$14,565	$22,272	$(6,222)	$16,050
Engineering drawings	7,645	(2,795)	4,850	7,645	(2,286)	5,359
Other identifiable intangibles	11,345	(8,955)	2,390	11,345	(7,299)	4,046
Total identifiable intangibles	$41,262	$(19,457)	$21,805	$41,262	$(15,807)	$25,455

Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows: FAA certifications – 15 years; engineering drawings – 15 years; and other identifiable intangibles – principally 7 to 12 years.  Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2009 is as follows: 2005 – $3,466,000; 2006 – $2,275,000; 2007 – $2,175,000; 2008 – $2,171,000; and 2009 – $2,164,000.

Note 9.                                  Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Salaries, wages, compensated absences and payroll related taxes	$5,043	$4,017
Accrued interest	4,922	4,969
Billings in excess of costs and estimated earnings on uncompleted contracts	4,191	112
Current portion of accrued product warranty obligations	2,445	2,064
Customer advances and deposits	1,992	3,147
Other accrued liabilities	5,064	3,581
Total accrued liabilities	$23,657	$17,890

Accrued Product Warranty Obligations

The following table reflects the changes in the accrued product warranty obligation during the three years ended December 31, 2004.

	Year Ended December 31,
(In thousands)	2004	2003	2002

Accrual activity during the year:
Accrual at beginning of the year	$3,584	$3,686	$2,642
Accruals for warranties issued during the period	2,102	369	763
Change in accrual estimate related to pre-existing warranties	(220)	518	481
Settlements made (in cash or in-kind) during the period	(1,728)	(989)	(200)
Accrual at end of the year	$3,738	$3,584	$3,686

Classification at end of the year:
Current liability	$2,445	$2,064	$2,801
Long-term liability	1,293	1,520	885
Total	$3,738	$3,584	$3,686

Note 10.                           Long-Term Debt

Long-term debt is comprised of the following amounts as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003
First-lien credit facility:
Term debt	$80,521	$80,521
Revolving line of credit	12,550	—
Second-lien term debt	82,526	80,067
17% senior discount notes	69,895	—
13.5% senior unsecured promissory notes payable to related parties	5,000	—
Capital lease obligations and other debt, secured by property and equipment	7,662	8,818
12% senior subordinated notes	35,000	100,000
Total long-term debt	293,154	269,406
Less current portion of long-term debt	(1,314)	(1,198)
Long-term debt, less current portion	$291,840	$268,208

First-Lien Credit Facility

The first-lien credit facility provides, through a syndicate of lenders, for term debt borrowings in the initial principal amount of $290,000,000 and a revolving line of credit for working capital and to finance acquisitions.  The revolving line of credit commitment is $24,000,000 as of December 31, 2004 and all borrowings under the revolving facility must be repaid by March 31, 2006.  Term debt principal payments are due in increasing amounts commencing January 2006 and continue through December 2007.

Loans under the credit facility generally bear interest based on a margin over, at the Company’s option, prime rate or LIBOR.  The margins applicable to portions of amounts borrowed vary depending upon the Company’s consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien credit facility borrowings outstanding was 7.68% as of December 31, 2004.  Borrowings under this credit facility are secured by a first lien on substantially all of the assets of the Company.  The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.  The Company was in compliance with all covenants during the year ended December 31, 2004.

As of December 31, 2004, the Company had an irrevocable standby letter of credit in the amount of $263,000 issued and outstanding under the credit facility, which reduces borrowings available under the $24,000,000 revolving line credit.

In 2003, as a result of first-lien credit facility debt repayments with the net proceeds from the sale of the Specialty Avionics Group and issuance of second-lien term debt, the Company recorded noncash charges of $3,494,000 to reflect the write-off of deferred financing costs associated with the first-lien debt repaid.  In connection with debt repaid with the proceeds from the sale of the Specialty Avionics Group, $2,055,000 of such debt issuance costs were written off and are reflected in the loss from discontinued operations in 2003; the remaining $1,439,000 is reflected as a loss on the extinguishment of debt in 2003.

Second-Lien Term Debt

The second-lien debt, which is comprised of $70,000,000 of fixed rate debt and $10,000,000 of floating rate debt, matures on June 30, 2008.

The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at the Company’s option, at prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest.  The second-lien debt has an $82,526,000 accreted principal value and a weighted-average interest rate of 14.82% as of December 31, 2004.  The term debt is secured by a second lien on substantially all of the assets of the Company.  The Company is subject to customary fees under the agreement as well as the maintenance of certain financial ratios, cash flow results and other covenants which are similar, but somewhat less restrictive than the covenants in the first-lien credit facility.  The Company was in compliance with all covenants during the year ended December 31, 2004.

17% Senior Discount Notes

During 2004, holders of $65,000,000 of the Company’s 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and have a $69,895,000 accreted principal value as of December 31, 2004.  The new notes will have a $128,772,000 aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations of the Company and are guaranteed by its subsidiaries.  Except for the changes in the interest rate, payment and ranking described above, the new notes have terms substantially similar to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.

13.5% Senior Unsecured Promissory Notes

In September 2004, the Company received the proceeds from the issuance of 13.5% senior unsecured promissory notes in the aggregate principal amount of $5,000,000 to a group of related party investors (Note 17).  The notes were amended in March 2005 to extend the maturity date and are now due on March 31, 2006 with interest payable on December 31, 2005 and at maturity (Note 20).  The notes contain covenants identical to those in the 17% senior discount notes.

12% Senior Subordinated Notes

The senior subordinated notes mature on September 30, 2008 and interest is payable semi-annually on March 30, and September 30, of each year.  The subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including the first-lien credit facility and second-lien term indebtedness and the 17% senior discount notes.  Prior to maturity, the Company may redeem all or some of the subordinated notes at defined redemption prices, which may include a premium.  In the event of a change in control, the holders may require the Company to repurchase the subordinated notes for a redemption price that may also include a premium.  The Company is subject to restrictive covenants, including the payment of dividends in cash.

Aggregate Maturities

The total annual maturities of long-term debt outstanding as of December 31, 2004 are as follows:

(In thousands)

Year ending December 31,
2005	$1,314
2006	25,738
2007	74,370
2008	187,911
2009	344
2010 and thereafter	3,477
Total aggregate maturities	$293,154

See “Note 1 - Financial Condition and Liquidity” for information on the Company’s plans for restructuring or replacing its first-lien credit facility.

Note 11.                           Mandatorily Redeemable Preferred Stock

As more fully described in “Note 1—Changes in Accounting Principles,” on January 1, 2004 the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting SFAS No. 150, the 16% mandatorily redeemable preferred stock was reclassified as a liability and the quarterly dividends and redemption value accretion are reflected as charges against pre-tax income.  In periods prior to January 1, 2004, these charges were deducted in arriving at the net income or loss applicable to the Company’s common stockholder.

The table below summarizes mandatorily redeemable preferred stock issued during the three years ended December 31, 2004.

	Number	Mandatory	Unamortized	Net
	of	Redemption	Issuance	Book
(In thousands, except share data)	Shares	Value	Discount	Value

Balance, December 31, 2001	250,000	$31,633	$(3,393)	$28,240

Accrued dividends and redemption value accretion	—	5,373	468	5,841
Balance, December 31, 2002	250,000	37,006	(2,925)	34,081

Accrued dividends and redemption value accretion	—	6,286	468	6,754
Balance, December 31, 2003	250,000	43,292	(2,457)	40,835

Accrued dividends and redemption value accretion	—	4,011	264	4,275
Write-off of unamortized discount	—	—	2,193	2,193
Balance, December 31, 2004	250,000	$47,303	$—	$47,303

Per share liquidation value as of December 31, 2004				$189.21

Prior to July 23, 2004, the Company was authorized to issue 700,000 shares of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, $.01 par value.  On July 23, 2004, the terms of the preferred stock were amended and the 700,000 shares were re-designated Senior Redeemable Exchangeable Preferred Stock due 2008, $.01 par value.  Upon the occurrence of a change in control, as defined, each holder has the right to require the Company to redeem all or part of such holder’s shares at a price equal to 101% of the liquidation preference, plus accrued and unpaid cash dividends.  The preferred stock is non-voting.

In periods prior to July 23, 2004, holders of the preferred stock were entitled to receive dividends at a rate equal to 16% per annum.  Since the preferred stock issuance date on June 30, 2000, the Company has not declared or paid any preferred stock dividends.  As a result, the unpaid dividends accreted to the mandatory redemption value of the preferred stock.  On July 23, 2004 the terms of the preferred stock were amended to provide that further preferred stock dividends, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur as described in more detail below.  All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment accelerated the mandatory redemption date from March 31, 2009 to December 31, 2008 and also adds several restrictive covenants.

The holders of the preferred stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.  The common stock had a nominal fair market value on the issuance date and was therefore recorded at its $0.01 per share par value as a capital contribution from DeCrane Holdings.  In connection with preferred stock restructuring, the Company recorded a noncash charge of $2,193,000 in 2004 to write-off the unamortized issuance discount associated with the initial issuance of the preferred stock.

Future preferred stock dividends, if any, are dependent, in part, upon a defined leverage ratio the Company achieves as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants, dividends accrue at a 16% annual rate.  Based upon the leverage ratios achieved as of the September 30 and December 31, 2004 quarterly testing dates, no dividends have or will accrue on the preferred stock from the amendment date through March 31, 2005, the next quarterly testing date.

In March 2005, the Company sold 26,425 additional shares for its $189.21 per share liquidation value (Note 20).

Note 12.                           Income Taxes

The components of the loss before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Reported by:
Continuing operations	$(42,423)	$(66,434)	$(10,383)
Discontinued operations	—	(5,631)	1,901
Total	$(42,423)	$(72,065)	$(8,482)

Taxed under the following jurisdictions:
Domestic	$(42,423)	$(71,657)	$(7,381)
Foreign	—	(408)	(1,101)
Total	$(42,423)	$(72,065)	$(8,482)

The provisions for income taxes (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Current:
U.S. federal	$—	$(1,548)	$—
State and local	100	295	255
Foreign	—	(82)	67
Total current	100	(1,335)	322

Deferred:
U.S. federal	—	(6,112)	(144)
State and local	—	(5,131)	463
Foreign	—	—	(287)
Total deferred		(11,243)	32

Total provision:
U.S. federal	—	(7,660)	(144)
State and local	100	(4,836)	718
Foreign	—	(82)	(220)
Total provision	$100	$(12,578)	$354

Allocation of total provision:
Continuing operations	$100	$(13,496)	$(3,621)
Discontinued operations	—	918	3,975
Total provision	$100	$(12,578)	$354

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following differences:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Income tax (benefit) at U.S. statutory rates	$(14,848)	$(25,223)	$(2,969)
Tax effect of increases (decreases) resulting from:
Book benefit not provided for operating loss carryforwards	14,701	12,402	—
Amortization of assets, preferred stock dividends and other expenses not deductible for income tax purposes	1,571	3,422	2,927
State income taxes, net of federal benefit	(671)	(3,143)	467
Other, net	(653)	(36)	(71)
Income tax (benefit) at effective rates	$100	$(12,578)	$354

Deferred tax assets and (liabilities) are comprised of the following as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004	2003

Gross deferred tax assets:
Loss carryforwards	$38,458	$23,471
Accrued liabilities	5,448	3,670
Inventory	3,160	2,920
Other	1,065	1,165
Gross deferred tax assets	48,131	31,226

Gross deferred tax (liabilities):
Intangible assets	(13,598)	(10,902)
Other	(304)	(796)
Gross deferred tax (liabilities)	(13,902)	(11,698)

Net deferred asset before valuation allowance	34,229	19,528
Net deferred tax asset valuation allowance	(34,229)	(19,528)
Net deferred tax liability	$—	$—

As of December 31, 2004, the Company had a net deferred tax asset of $34,229,000, prior to recording the valuation allowance.  As required by SFAS No. 109, the Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it is not prudent to rely on future income as the means to support the carrying value of the net asset.  As a result of the evaluation, the Company increased its valuation allowance by $14,701,000 during the year ended December 31, 2004, eliminating the net deferred asset, as of December 31, 2004.

The Company had a net deferred tax liability of $16,556,000 as of December 31, 2002.  The full realization of the deferred tax assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods ending on or prior to December 31, 2002.

As of December 31, 2004, the Company has total loss carryforwards of approximately $94,834,000 for federal income tax purposes and $74,653,000 for state income tax purposes.  The loss carryforwards are not subject to limitations on their annual utilization (“Section 382 limitation,” as defined in the Internal Revenue Code) and therefore are available for utilization in 2004 and future periods.  The federal and state loss carryforwards expire in varying amounts commencing in 2012 and continuing through 2024.

Note 13.                           Capital Structure

Common Stock

DeCrane Aircraft has 100 shares ($.01 par value) issued and outstanding as of December 31, 2004 and 2003.  All of the shares are owned by DeCrane Holdings, DeCrane Aircraft’s parent company.

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

In connection with the 2004 DeCrane Aircraft preferred stock amendment (Note 11), DeCrane Holdings issued shares of its common stock to the preferred stockholders.  The common stock had a nominal fair market value on the issuance date and was therefore recorded at its $0.01 per share par value by DeCrane Holdings; the issuance is reflected as a capital contribution from DeCrane Holdings.

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

The three transactions, which were based on the fair market value of the underlying securities as determined by the Board of Directors, resulted in loans for one-half of the total purchase price, were as follows:

•                  in December 1998, a group of related party investors (Note 17) purchased mandatorily redeemable preferred and common stock for $704,000;

•                  in October 1999, the same group of investors purchased additional shares of common stock for $250,000; and

•                  in December 1999, DeCrane Aircraft management employees purchased common stock for $3,940,000.

During 2002, a note receivable totaling $200,000, plus accrued interest, was repaid in connection with the repurchase of the common stock collateralizing the note receivable.  During 2003 and 2004, several DeCrane Aircraft management employees surrendered 152,882 shares of common stock.  In accordance with the terms of the notes evidencing the loans, the Company canceled the notes.  The cancellation of the notes, which aggregated $1,471,000 in 2003 and $722,000 in 2004, including accrued interest, was charged to additional paid-in capital.

Note 14.   Commitments and Contingencies

Litigation

The Company and its subsidiaries are involved in routine legal and administrative proceedings incident to the normal conduct of business.  Management believes the ultimate disposition of all such matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Lease Commitments

The Company leases some of its facilities and equipment under capital and operating leases.  Some of the leases require payment of property taxes and include escalation clauses.  Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2004:

(In thousands)	Capital Leases	Operating Leases

Year ending December 31,
2005	$789	$2,629
2006	695	2,291
2007	531	1,711
2008	386	927
2009	311	948
2010 and thereafter	1,311	3,533
Total minimum payments required	4,023	$12,039
Less amount representing future interest cost	(1,072)
Recorded obligation under capital leases	$2,951

Total rental expense charged to operations was $2,347,000 for the year ended December 31, 2004, $2,911,000 for the year ended December 31, 2003 and $3,083,000 for the year ended December 31, 2002.

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

Preferred stock dividends, if any, are dependent upon the leverage ratio (as defined) achieved as of each quarterly testing date.  Depending on the ratio achieved, dividends for the succeeding quarter accrue at a 0%, 3.5% or 14% annual rate.  Based upon the leverage ratio as of December 31, 2004, no dividends will accrue on the preferred stock during the three months ending March 31, 2005, the next quarterly testing date.  All future dividends, if any, are not payable until September 30, 2009, the mandatory preferred stock redemption date.  The DeCrane Holdings preferred stock has a total redemption value of $77,172,000 as of December 31, 2004, including accumulated dividends.

Note 15.   Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Year Ended December 31,
(In thousands)	2004	2003	2002

Components of cash paid for acquisitions:
Contingent consideration paid for previously completed acquisitions	$—	$600	$5,826
Additional acquisition related expenses	—	6	64
Total cash paid for acquisitions	$—	$606	$5,890

Noncash investing and financing transactions:
12% senior subordinated notes redeemed by the issuance of 17% senior discount notes	$65,000	$—	$—
Interest accrued during the period:
Long-term debt interest accretion	7,354	67	—
Loans to stockholders for the purchase of capital stock	75	148	123
Mandatorily redeemable preferred stock:
16% preferred stock dividends accreted to liquidation value	4,011	6,286	5,373
Redemption value accretion	264	468	468
Capital expenditures financed with capital lease obligations	42	14	67
Additional acquisition contingent consideration earned and recorded as a liability	—	—	600

In years prior to the year ended December 31, 2002, companies were acquired in transactions in which the sellers were entitled to contingent consideration payments based upon their respective levels of attainment of defined performance criteria.  Contingent consideration earned, if any, was payable during the first quarter of the following year.  Based upon the levels of attainment of the defined performance criteria during the year ended December 31, 2002, the Company recorded contingent consideration payable of $600,000 in 2002 resulting in a corresponding increase in goodwill.  There are no further contingent consideration payment obligations remaining.

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

During 2002, options to purchase 15,000 shares, with vesting over a three year period from the grant date, were granted under the plan and no additional shares from prior year grants vested based on the required year 2002 performance criteria.  During 2003 and 2004, no options were granted under the plan and no additional shares from prior year grants vested based on the required year 2003 and 2004 performance criteria.

The per share exercise price of the options granted was equal to the fair market value of the common stock on each of the grant dates and, accordingly, no compensation expense was recognized during the three years ended December 31, 2004.

Incentive Stock Options Granted to Others

In July 1999, a group of related party investors, including two individuals who were then serving as directors, were granted options as compensation for consulting services.  Options were granted to purchase 44,612 shares of DeCrane Holdings common stock at an exercise price of $23.00 per share, equal to the fair market value of the common stock on the grant date.  The options, which vested over a three-year period, are fully vested as of December 31, 2004 and expire in 2009.

Summary of All Stock Options

The following table summarizes all stock option activity during the three years ended December 31, 2004.

	Year Ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Options outstanding at beginning of the year	284,127	$23.97	338,073	$24.37	363,353	$24.82
Granted	—		—	—	15,000	27.00
Exercised	—		—	—	(9,252)	23.00
Canceled	(16,032)	26.74	(53,946)	26.45	(31,028)	31.32
Options outstanding at end of the year	268,095	23.81	284,127	23.97	338,073	24.37

Options exercisable at end of the year	122,394	23.50	125,185	23.56	138,546	23.66

As of December 31, 2004, options to purchase 123,522 common shares remained available for grant under the Management Incentive Stock Option Plan.  The following table summarizes information about stock options outstanding and stock options exercisable as of December 31, 2004.

	All Options Outstanding		Number of Shares Exercisable as of December 31, 2004
	Number of Shares as of December 31, 2004	Weighted-Average Remaining Contractual Life

Per share exercise price:
$23.00	245,049	4.93 years	113,989
$27.00	7,500	7.34 years	5,000
$35.00	15,546	5.93 years	3,405
Total	268,095	5.05 years	122,394

For compensatory stock options granted to non-employees, the Company recognized compensation expense of $138,000 for the year ended December 31, 2002.

For non-compensatory stock options granted to employees, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the three years ended December 31, 2004.  The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148 (Note 1).  For the purposes of the pro forma disclosure presented in Note 1, the estimated fair value of the options is amortized over the options’ vesting period.  The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

The fair value of the options was determined using the following assumptions:

	2004	2003	2002

Compensatory options (1):
Risk free interest rates	—	—	5.13%
Expected dividend yield	—	—	—
Expected life	—	—	10 years
Expected stock price volatility	—	—	—

Non-compensatory options granted to employees and directors (2):
Risk free interest rates	—	—	—
Expected dividend yield	—	—	—
Expected life	—	—	—
Weighted-average fair value of options granted (per share)	$—	$—	$10.96

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

401(k) Retirement Plan

Substantially all domestic employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974.  The Company’s expense related to its matching contributions to these plans totaled $492,000 for the year ended December 31, 2004 and $1,007,000 for the year ended December 31, 2002.  No matching contributions were made during the year ended December 31, 2003.

Note 17.   Related Party Transactions and Investors’ Agreement

Related Party Transactions

The Company’s transactions with related parties included in the consolidated financial statements are summarized in the table below.

	Year Ended December 31,
(In thousands)	2004	2003	2002

CSFB / DLJ:
13.5% senior unsecured promissory notes:
Principal amount borrowed and payable at end of period	$5,000	$—	$—
Interest earned during the period	178	—	—
Interest accrued and payable at end of the period	36	—	—
Transaction and advisory fees and expenses	1,738	9,375	1,627
Management fees:
Charged to operations during the period	350	350	350
Payable as of period end	350	—	125

Global Technology Partners, LLC:
Promissory notes receivable as of period end, including interest	621	594	567

DeCrane Aircraft Senior Vice President:
Lease payments for facilities	865	859	842
Each related party is described below

CSFB / DLJ

DLJ Merchant Banking Partners II, L.P. and affiliated funds own 96.8% of DeCrane Holdings common stock and 99.3% of its preferred stock as well as 80.0% of DeCrane Aircraft’s preferred stock, all on a fully diluted basis.  DLJ Merchant Banking Partners II, L.P. and affiliated funds are indirect affiliates of Credit Suisse First Boston.

DLJ is represented on the Board of Directors of both DeCrane Holdings and DeCrane Aircraft.  CSFB is paid fees for serving as the syndication agent and, commencing in 2003, administrative agent for the lenders providing DeCrane Aircraft’s first-lien credit facility and second-lien term debt.  CSFB also received customary fees and reimbursement of expenses for serving as DeCrane Aircraft’s financial advisors for the sale of the Specialty Avionics Group in 2003 and the restructuring of its 12% senior subordinated notes and preferred stock in 2004.

Global Technology Partners, LLC

Members of Global Technology own 0.7% of DeCrane Holdings common stock and 0.7% of its preferred stock, all on a fully diluted basis, and had two members on the Company’s Board of Directors from August 1998 through July 2000.  DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%.  The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collateralized by such stock.

DeCrane Aircraft Senior Vice President

Donald G Zerbe, a DeCrane Aircraft Senior Vice President and Group President, and his spouse are 50.25% owners of Maize Avenue, Inc., the remaining interest is owned by another member of Mr. Zerbe’s immediate family.  Two of DeCrane Aircraft’s subsidiaries lease real property from Maize Avenue.

Investors’ Agreement

Investors owing 96.8% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, dated October 6, 2000, among DeCrane Holdings Co., DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities, Putnam Investment Management, Inc. and affiliated funds and entities and all management investors.  Investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement.  The agreement provides that:

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

•                  Systems Integration – manufactures auxiliary fuel systems and auxiliary power units, provides system integration services, provides aircraft completion and refurbishment services and is a Boeing Business Jet authorized completion and service center.

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

Summary of Business by Segment

	Year Ended December 31,
(In thousands)	2004	2003	2002

Revenues:
Cabin Management	$158,607	$119,000	$172,832
Systems Integration	57,997	51,687	58,051
Inter-group elimination (1)	(2,918)	(578)	(1,042)
Consolidated totals	$213,686	$170,109	$229,841

Revenues from significant customers (2):
Cabin Management	$84,408	$50,297	$94,014
Systems Integration	21,723	28,508	35,388
Consolidated totals	$106,131	$78,805	$129,402

Adjusted EBITDA (as defined):
Cabin Management	$22,412	$17,102	$32,644
Systems Integration	12,346	13,336	18,084
Corporate (3)	(5,509)	(5,488)	(6,072)
Inter-group elimination (4)	3	110	9
Consolidated totals	29,252	25,060	44,665
Reconciling items (5)	(71,775)	(98,383)	(110,651)
Net loss	$(42,523)	$(73,323)	$(65,986)

Depreciation and amortization:
Cabin Management	$6,466	$6,335	$6,695
Systems Integration	2,879	2,770	2,956
Corporate	393	676	961
Consolidated totals (6)	$9,738	$9,781	$10,612

The notes appear on the next page.

Summary of Business by Geographical Area

	Year Ended December 31,
(In thousands)	2004	2003	2002

Total assets (as of period end):
Cabin Management	$231,822	$224,116	$281,655
Systems Integration	56,115	58,395	62,437
Corporate (7)	12,095	21,456	44,247
Inter-group elimination (8)	(39)	(91)	(113)
Continuing operations	299,993	303,876	388,226
Discontinued operations (Specialty Avionics)	—	—	160,741
Consolidated totals	$299,993	$303,876	$548,967

Capital expenditures:
Cabin Management	$2,622	$4,216	$3,829
Systems Integration	578	555	478
Corporate	52	26	49
Consolidated totals (9)	$3,252	$4,797	$4,356

Consolidated net revenues to unaffiliated customers (10):
United States	$206,183	$159,052	$222,401
Mexico	7,503	11,057	7,440
Consolidated totals	$213,686	$170,109	$229,841

Consolidated long-lived assets (11):
United States	$25,920	$28,786	$34,420
Mexico	1,645	2,114	1,719
Consolidated totals	$27,565	$30,900	$36,139

Notes

(1)                                  Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                                  Two customers each accounted for more than 10% of the Company’s consolidated revenues during 2004 while three customers each accounted for more than 10% during 2003 and 2002 as shown in the table below.  Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.

	Year Ended December 31,
(In thousands)	2004	2003	2002

Textron	$43,483	$27,578	$54,017
Bombardier	42,309	21,412	39,958
Boeing	20,339	29,815	35,427
Consolidated totals	$106,131	$78,805	$129,402

All operating groups derived revenues from each of the customers during each of the years in the three years ended December 31. 2003.  Boeing exceeds 10% for 2002 and 2003; 2004 data is included for comparability.

(3)                                  Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(4)                                  Reflects elimination of the effect of inter-group profits in inventory.

(5)                                  Adjusted EBITDA (as defined) excludes the following charges reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Depreciation and amortization of long-lived assets (6)	$9,738	$9,781	$10,612
Restructuring, asset impairment and other related charges	8,615	41,886	17,255
Adjustment to reflect program costs as research and development expenses and nonrecurring program start-up costs (a)	7,635	10,440	—
Other cash and noncash charges	88	784	1,300
Interest expense	37,146	26,219	25,376
Mandatorily redeemable preferred stock dividends	4,011	—	—
Loss on extinguishment of debt	3,898	1,439	—
Other expenses, net	544	945	505
Income tax provision (benefit)	100	(13,496)	(3,621)
Loss from discontinued operations, net of tax	—	6,621	41,396
Cumulative effect of change in accounting principle	—	13,764	17,828
Total reconciling items	$71,775	$98,383	$110,651

(a)                      Under program accounting, which the Company is required to use for determining covenant compliance under its credit agreements, certain product development and nonrecurring program start-up costs incurred in connection with specific contracted programs are deferred and charged to cost of sales as revenues related to the program are recognized.  For financial reporting purposes, these costs are charged to expense as incurred.  This adjustment reflects the net difference between these two methods of accounting.

As more fully described in “Note 1—Changes in Accounting Principles,” the Company elected to discontinue the use of program accounting for financial reporting purpose effective January 1, 2003.  Since program accounting was used for financial reporting purposes for the year ended December 31, 2002, no adjustment is required for that year.

(6)                                  Reflects depreciation and amortization of long-lived assets, other intangible assets and deferred financing costs, which are classified as a component of interest expense, as follows:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Depreciation and amortization of long-lived assets	$9,738	$9,781	$10,612
Amortization of deferred financing costs	3,154	2,808	2,692
Consolidated depreciation and amortization	$12,892	$12,589	$13,304

(7)                                  Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(8)                                  Reflects elimination of inter-group receivables and profits in inventory as of period end.

(9)                                  Reflects capital expenditures paid in cash.  Excludes capital expenditures financed with capital lease obligations of $14,000 for the year ended December 31, 2003 and $67,000 for the year ended December 31, 2002; no capital expenditures were financed with capital lease obligations during 2004.

(10)                            Allocated on the basis of the location of the subsidiary originating the sale.

(11)                            Allocated on the basis of the location of the subsidiary and consists of the Company’s property and equipment.  Corporate long-lived assets are included with the United States assets.

Note 19.   Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% subordinated notes described in Note 10, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  The non-guarantor subsidiaries are companies within the Specialty Avionics Group which was sold in May 2003 and therefore are classified as a component of discontinued operations.

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

(3)                      Elimination of equity in earnings of subsidiaries.

Balance Sheets

	December 31, 2004
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$622	$357	$—		$979
Accounts receivable, net	—	25,367	—		25,367
Inventories	—	51,253	—		51,253
Other current assets	33	911	—		944
Total current assets	655	77,888	—		78,543

Property and equipment, net	746	26,819	—		27,565
Other assets, principally goodwill	10,694	183,191	—		193,885
Investments in subsidiaries	77,758	—	(77,758	)(1)	—
Intercompany receivables	223,068	55,307	(278,375	)(2)	—
Total assets	$312,921	$343,205	$(356,133)		$299,993

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$48	$1,266	$—		$1,314
Other current liabilities	8,932	31,391	—		40,323
Total current liabilities	8,980	32,657	—		41,637

Long-term debt, less current portion	285,538	6,302	—		291,840
Mandatorily redeemable preferred stock	47,303	—	—		47,303
Intercompany payables	55,307	223,068	(278,375	)(2)	—
Other long-term liabilities	3,300	3,420	—		6,720

Stockholder’s deficit:
Paid-in capital	111,648	151,492	(151,492	)(1)	111,648
Accumulated deficit	(199,155)	(73,734)	73,734	(1)	(199,155)
Total stockholder’s deficit	(87,507)	77,758	(77,758)		(87,507)
Total liabilities and stockholder’s deficit	$312,921	$343,205	$(356,133)		$299,993

	December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidated Adjustments		Consolidating Total

Assets

Current assets:
Cash and cash equivalents	$6,540	$396	$—		$6,936
Accounts receivable, net	—	21,455	—		21,455
Inventories	—	42,981	—		42,981
Other current assets	254	828	—		1,082
Total current assets	6,794	65,660	—		72,454

Property and equipment, net	1,047	29,853	—		30,900
Other assets, principally goodwill	13,615	186,907	—		200,522
Investments in subsidiaries	85,668	—	(85,668	)(1)	—
Intercompany receivables	261,631	100,642	(362,273	)(2)	—
Total assets	$368,755	$383,062	$(447,941)		$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$11	$1,187	$—		$1,198
Other current liabilities	8,532	24,820	—		33,352
Total current liabilities	8,543	26,007	—		34,550

Long-term debt, less current portion	260,654	7,554	—		268,208
Intercompany payables	100,642	261,631	(362,273	)(2)	—
Other long-term liabilities	2,994	2,470	—		5,464

Mandatorily redeemable preferred stock	40,835	—	—		40,835

Stockholder’s deficit:
Paid-in capital	111,719	151,492	(151,492	)(1)	111,719
Accumulated deficit	(156,632)	(65,824)	65,824	(1)	(156,632)
Accumulated other comprehensive loss	—	(268)	—		(268)
Total stockholder’s deficit	(44,913)	85,400	(85,668)		(45,181)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s deficit	$368,755	$383,062	$(447,941)		$303,876

Statements of Operations

	Year Ended December 31, 2004
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$213,686	$—		$213,686
Cost of sales	—	169,160	—		169,160

Gross profit	—	44,526	—		44,526

Operating and other expenses (income):
Selling, general and administrative expenses	6,678	23,019	—		29,697
Research and development expenses	—	8,003	—		8,003
Amortization of intangible assets	—	3,650	—		3,650
Interest expense	36,407	739	—		37,146
Mandatorily redeemable preferred stock dividends	4,011	—	—		4,011
Loss on extinguishment of debt	3,898	—	—		3,898
Intercompany charges	(22,038)	22,038	—		—
Equity in loss of subsidiaries	7,910	—	(7,910	)(3)	—
Other expenses, net	436	108	—		544
Income tax provision (benefit)	5,221	(5,121)	—		100
Total operating and other expenses, net	42,523	52,436	(7,910)		87,049

Net loss	$(42,523)	$(7,910)	$7,910		$(42,523)

	Year Ended December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$170,109	$—	$—		$170,109
Cost of sales	—	131,539	—	—		131,539

Gross profit	—	38,570	—	—		38,570

Operating and other expenses (income):
Selling, general and administrative expenses	6,948	21,362	—	—		28,310
Research and development expenses	—	10,440	—	—		10,440
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	3,651	—	—		3,651
Interest expense	25,708	511	—	—		26,219
Loss on extinguishment of debt	1,439	—	—	—		1,439
Intercompany charges	(25,819)	25,819	—	—		—
Equity in loss of subsidiaries	41,640	218	—	(41,858	)(3)	—
Other expenses, net	466	479	—	—		945
Income tax provision (benefit)	9,177	(22,673)	—	—		(13,496)
Loss from discontinued operations	—	6,403	218	—		6,621
Cumulative effect of change in accounting principle	13,764	13,764	—	(13,764)		13,764
Total operating and other expenses, net	73,323	93,974	218	(55,622)		111,893

Net loss	$(73,323)	$(55,404)	$(218)	$55,622		$(73,323)

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$229,841	$—	$—		$229,841
Cost of sales	—	164,175	—	—		164,175

Gross profit	—	65,666	—	—		65,666

Operating and other expenses (income):
Selling, general and administrative expenses	11,206	35,366	—	—		46,572
Research and development expenses	—	56	—	—		56
Amortization of intangible assets	—	3,540	—	—		3,540
Interest expense	20,583	4,793	—	—		25,376
Intercompany charges	(24,309)	24,309	—	—		—
Equity in loss of subsidiaries	39,489	9,535	—	(49,024	)(3)	—
Other expenses, net	495	10	—	—		505
Income tax provision (benefit)	694	(4,315)	—	—		(3,621)
Loss from discontinued operations	—	31,861	9,535	—		41,396
Cumulative effect of change in accounting principle	17,828	16,344	—	(16,344)		17,828
Total operating and other expenses, net	65,986	121,499	9,535	(65,368)		131,652

Net loss	$(65,986)	$(55,833)	$(9,535)	$65,368		$(65,986)

Statements of Cash Flows

	Year Ended December 31, 2004
(In thousands)	Issuer	Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(42,523)	$(7,910)	$7,910	(3)	$(42,523)
Noncash adjustments:
Equity in loss of subsidiaries	7,910	—	(7,910	)(3)	—
Other noncash adjustments	18,990	12,753	—		31,743
Changes in working capital	(5,638)	(520)	—		(6,158)
Net cash provided by (used for) operating activities	(21,261)	4,323	—		(16,938)

Cash flows from investing activities:
Capital expenditures	(52)	(3,200)	—		(3,252)
Proceeds from sale of property and equipment	—	18	—		18
Net cash used for investing activities	(52)	(3,182)	—		(3,234)

Cash flows from financing activities:
Debt borrowings:
Promissory notes	5,000	—	—		5,000
Revolving line of credit, net	12,550	—	—		12,550
Debt repayments:
Other secured long-term debt	(18)	(1,180)	—		(1,198)
Deferred financing costs	(2,137)	—	—		(2,137)
Net cash provided by (used for) financing activities	15,395	(1,180)	—		14,215
Net increase (decrease) in cash and equivalents	(5,918)	(39)	—		(5,957)
Cash and equivalents at beginning of period	6,540	396	—		6,936

Cash and equivalents at end of period	$622	$357	$—		$979

	Year Ended December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities of continuing operations:

Net loss	$(73,323)	$(55,404)	$(218)	$55,622	(3)	$(73,323)
Noncash adjustments:
Cumulative effect of change in accounting principle	13,764	13,764	—	(13,764)		13,764
Loss from discontinued operations	—	6,403	218	—		6,621
Equity in loss of subsidiaries	41,640	218	—	(41,858	)(3)	—
Other noncash adjustments	(6,835)	47,397	—	—		40,562
Changes in working capital	3,441	(10,153)	—	—		(6,712)
Net cash provided by (used for) operating activities	(21,313)	2,225	—	—		(19,088)

Cash flows from investing activities of continuing operations:

Net proceeds from sale of Specialty Avionics Group	132,223	—	—	—		132,223
Proceeds from sale of property and equipment	855	2,353	—	—		3,208
Capital expenditures	(26)	(4,771)	—	—		(4,797)
Cash paid for acquisitions	(606)	—	—	—		(606)
Net cash provided by (used for) investing activities	132,446	(2,418)	—	—		130,028

Cash flows from financing activities of continuing operations:

Debt borrowings:
Second-lien term debt	80,000	—	—	—		80,000
Debt repayments:
Revolving line of credit, net	(6,000)	—	—	—		(6,000)
First-lien debt	(183,679)	—	—	—		(183,679)
Other secured long-term debt	(643)	(1,233)	—	—		(1,876)
Deferred financing costs	(6,614)	—	—	—		(6,614)
Net cash used for financing activities	(116,936)	(1,233)	—	—		(118,169)

Net cash provided by discontinued operations	—	1,744	—	—		1,744

Net increase (decrease) in cash and equivalents	(5,803)	318	—	—		(5,485)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$6,540	$396	$—	$—		$6,936

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities of continuing operations:

Net loss	$(65,986)	$(55,833)	$(9,535)	$65,368	(3)	$(65,986)
Noncash adjustments:
Cumulative effect of change in accounting principle	17,828	16,344	—	(16,344)		17,828
Loss from discontinued operations	—	31,861	9,535	—		41,396
Equity in loss of subsidiaries	39,489	9,535	—	(49,024	)(3)	—
Other noncash adjustments	4,058	21,502	—	—		25,560
Changes in working capital	28,171	(35,249)	—	—		(7,078)
Net cash provided by (used for) operating activities	23,560	(11,840)	—	—		11,720

Cash flows from investing activities of continuing operations:

Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Capital expenditures	(49)	(4,307)	—	—		(4,356)
Net cash used for investing activities	(5,939)	(4,307)	—	—		(10,246)

Cash flows from financing activities of continuing operations:

Capital contribution, net	5,000	—	—	—		5,000
Debt borrowings:
Other secured long-term debt	—	1,145	—	—		1,145
Debt repayments:
First-lien debt	(11,506)	—	—	—		(11,506)
Revolving line of credit, net	(6,000)	—	—	—		(6,000)
Other secured long-term debt	(389)	(1,639)	—	—		(2,028)
Deferred financing costs	(1,656)	—	—	—		(1,656)
Return of capital	(368)	—	—	—		(368)
Net cash used for financing activities	(14,919)	(494)	—	—		(15,413)

Net cash provided by discontinued operations	—	16,882	—	—		16,882

Net increase in cash and equivalents	2,702	241	—	—		2,943
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$12,343	$78	$—	$—		$12,421

Note 20.   Subsequent Events

During March 2005, the Company completed a series of transactions and amendments to existing agreements with DLJ Merchant Banking Partners II, L.P. and affiliated funds (Note 17).

First, the maturity date of the existing $5,000,000 of 13.5% senior unsecured promissory notes (Note 10) was extended.  The notes are now due on March 31, 2006 and interest, which has accrued from December 12, 2004, is payable on December 31, 2005 and at maturity.  As a result of the extended maturity date, the notes are classified as long-term liabilities as of December 31, 2004.  Second, the Company entered into a loan agreement which provides for up to $5,000,000 of additional borrowings at rates and with terms identical to the existing 13.5% senior unsecured promissory notes, as amended.  The Company has borrowed $2,500,000 pursuant to this agreement and borrowing of the remainder, if needed, are subject to customary conditions including absence of a material adverse change in the Company’s business.  And third, the Company received approximately $5,000,000 of proceeds from the sale of 26,425 additional shares of its Senior Redeemable Exchangeable Preferred Stock due 2008 (Note 11).

The $7,500,000 of cash received from these transactions will be used to fund working capital needs.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$1,268	$227	$—	$(887)	$608
Reserve for excess, slow moving and potentially obsolete material (1)	5,214	2,385	—	(674)	6,925
Deferred tax asset valuation allowance	19,528	14,701	—	—	34,229

Year Ended December 31, 2003 (2)
Allowance for doubtful accounts	$1,205	$670	$—	$(607)	$1,268
Reserve for excess, slow moving and potentially obsolete material (1)	3,759	3,199	—	(1,744)	5,214
Deferred tax asset valuation allowance	—	19,528	—	—	19,528

Year Ended December 31, 2002 (2)
Allowance for doubtful accounts	$2,108	$843	$—	$(1,746)	$1,205
Reserve for excess, slow moving and potentially obsolete material (1)	2,986	3,553	—	(2,780)	3,759

(1)                      Excludes asset impairment-related charges resulting from restructuring programs of $2,811,000 in 2004, $3,073,000 in 2003 and $7,241,000 in 2002.

(2)                      Excludes amounts attributable to the Specialty Avionics Group which is classified as discontinued operation.