Form 10-Q
period 2005-03-31
DECRANE AIRCRAFT HOLDINGS INC
filed 2005-05-16
CIK 880765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 000-22371

DECRANE AIRCRAFT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1645569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8425 Pulsar Place, Suite 340, Columbus, Ohio 43240

(Address, including zip code, of principal executive offices)

(614) 848-7700

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 16, 2005 was 100 shares.

Table of Contents

Part I — Financial Information

Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
Consolidated Statements of Stockholder’s Deficit for the three months ended March 31, 2005
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Condensed Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Performance Measures
Three months ended March 31, 2005 compared to 2004
Restructuring, Asset Impairment and Other Related Charges
Liquidity and Capital Resources
Disclosure of Contractual Obligations and Commitments
Disclosure About Off-Balance Sheet Commitments and Indemnities
Special Note Regarding Forward Looking Statements and Risk Factors
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures

Part II — Other Information

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$2,264	$979
Accounts receivable, net	34,385	25,367
Inventories	54,534	51,253
Prepaid expenses and other current assets	1,351	944
Total current assets	92,534	78,543

Property and equipment, net	26,934	27,565
Goodwill	162,430	162,430
Other assets, principally intangibles, net	29,362	31,455
Total assets	$311,260	$299,993

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$29,086	$1,314
Accounts payable	20,775	16,666
Accrued liabilities	25,962	23,657
Total current liabilities	75,823	41,637

Long-term debt	270,557	291,840
Mandatorily redeemable preferred stock	52,303	47,303
Deferred income taxes	3,371	1,710
Other long-term liabilities	5,789	5,010

Commitments and contingencies (Note 9)

Stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	112,269	112,269
Notes receivable for shares sold	(621)	(621)
Accumulated deficit	(208,231)	(199,155)
Total stockholder’s deficit	(96,583)	(87,507)
Total liabilities and stockholder’s deficit	$311,260	$299,993

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Revenues	$56,621	$48,597
Cost of sales	43,638	36,839

Gross profit	12,983	11,758

Operating expenses:
Selling, general and administrative expenses	7,466	7,237
Research and development expenses	1,566	2,181
Amortization of intangible assets	912	912
Total operating expenses	9,944	10,330

Income from operations	3,039	1,428

Other expenses:
Interest expense	10,225	8,702
Mandatorily redeemable preferred stock dividends	—	1,732
Other expenses, net	179	112

Loss before provision for income taxes	(7,365)	(9,118)
Provision for income taxes	1,711	30

Net loss	$(9,076)	$(9,148)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Deficit

				Notes
			Additional	Receivable
	Common Stock		Paid-in	For Shares	Accumulated
(In thousands, except share data)	Shares	Amount	Capital	Sold	Deficit	Total

Balance, December 31, 2004	100	$—	$112,269	$(621)	$(199,155)	$(87,507)

Net loss (Unaudited)	—	—	—	—	(9,076)	(9,076)

Balance, March 31, 2005 (Unaudited)	100	$—	$112,269	$(621)	$(208,231)	$(96,583)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,076)	$(9,148)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,024	3,116
Long-term debt interest accretion	3,466	606
Deferred income taxes	1,661	—
Mandatorily redeemable preferred stock dividends	—	1,732
Preferred stock redemption value accretion	—	117
Other, net	11	10
Changes in assets and liabilities:
Accounts receivable	(9,018)	(5,514)
Inventories	(3,281)	(4,640)
Prepaid expenses and other assets	48	(192)
Accounts payable	4,109	(519)
Accrued liabilities	2,255	2,063
Income taxes payable	50	139
Other long-term liabilities	779	(98)
Net cash used for operating activities	(5,972)	(12,328)

Cash flows from investing activities:
Capital expenditures	(675)	(504)
Net cash used for investing activities	(675)	(504)

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable preferred stock	5,000	—
Debt borrowings:
Promissory notes	2,500	—
Revolving line of credit, net	850	8,850
Other secured long-term	—	46
Debt repayments:
Other secured long-term debt	(327)	(311)
Deferred financing costs	(91)	—
Net cash provided by financing activities	7,932	8,585

Net increase (decrease) in cash	1,285	(4,247)
Cash at beginning of period	979	6,936
Cash at end of period	$2,264	$2,689

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.           Summary of Significant Accounting Policies

Basis of Presentation

This consolidated interim financial information is unaudited.  The Company believes the interim financial information is presented on a basis consistent with the audited financial statements and includes all adjustments necessary for a fair statement of the financial condition, results of operations and cash flows for such interim periods.  All of these adjustments include normal recurring adjustments.

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  These consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2004 Form 10-K.  Reclassifications have been made to the financial statements for prior periods to conform to the current year presentation.

Note 2.           Restructuring, Asset Impairment and Other Related Charges

During the second quarter of fiscal 2004, the Company adopted plans to restructure the operations of its Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In addition, the Company decided to relocate its corporate office to Columbus, Ohio to be in closer proximity to its operating companies and customers.  The restructuring, asset impairment and other related charges are comprised of the following:

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

•                  Write-Down of Surplus Inventory.  Inventory was written down to reflect its net realizable value for quantities on hand that exceed current and forecast order backlog requirements related to the curtailed product offerings.

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

In connection with these actions, the Company recorded pre-tax cash charges to operations totaling $918,000 during the three months ended March 31, 2005 as follows:

(In thousands)	(Unaudited)
Business segment recording the charges:
Cabin Management	$59
Systems Integration	347
Corporate	512
Total pre-tax charges	$918

Charged to operations:
Cost of sales	$406
Selling, general and administrative expenses	512
Total pre-tax charges	$918

The components of the restructuring, asset impairment and other related charges are as follows:

	Balance at				Balance at
	December 31,	Total	Amounts Incurred		March 31,
(In thousands)	2004	Charges	Noncash	Cash	2005
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease termination and other related charges	$2,401	$—	$—	$(146)	$2,255
Severance and other compensation costs	175	465	—	(71)	569
Relocation costs expensed as incurred	—	453	—	(453)	—
Other restructuring charges	203	—	—	(4)	199
Total	$2,779	$918	$—	$(674)	$3,023

Restructuring-related expenses incurred by the Company through March 31, 2005 totaled $9,133,000.  The Company expects to incur additional restructuring-related expenses of approximately $1,800,000 during the remainder of fiscal year 2005.  These expenses, which are primarily relocation, travel and lease termination costs, will be expensed as incurred.

Future cash payments, which will extend to 2013 because of lease termination costs, will be funded from existing cash balances and expected internally generated cash from operations.

Note 3.           Inventories

Inventories are comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
Raw materials	$31,105	$29,421
Work-in-process	20,961	18,345
Finished goods	1,642	1,461
Costs and estimated earnings in excess of billings on uncompleted contracts	826	2,026
Total inventories	$54,534	$51,253

Total costs and estimated earnings on all uncompleted contracts as of March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
Costs incurred on uncompleted contracts	$7,168	$20,083
Estimated earnings recognized	3,143	12,015
Total costs and estimated earnings	10,311	32,098
Less billings to date	(18,081)	(34,263)
Net	$(7,770)	$(2,165)

Balance sheet classification:
Asset — Costs and estimated earnings in excess of billings	$826	$2,026
Liability — Billings in excess of costs and estimated earnings (Note 5)	(8,596)	(4,191)
Net	$(7,770)	$(2,165)

Note 4.           Other Assets, Principally Intangibles

Other assets are comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
Identifiable intangible assets with finite useful lives	$20,903	$21,805
Deferred financing costs	8,368	9,094
Other non-amortizable assets	91	556
Total other assets	$29,362	$31,455

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005 (Unaudited)			December 31, 2004
		Accumulated			Accumulated
(In thousands)	Cost	Amortization	Net	Cost	Amortization	Net
FAA certifications	$22,272	$(8,079)	$14,193	$22,272	$(7,707)	$14,565
Engineering drawings	7,645	(2,923)	4,722	7,645	(2,795)	4,850
Other identifiable intangibles	11,345	(9,357)	1,988	11,345	(8,955)	2,390
Total identifiable intangibles	$41,262	$(20,359)	$20,903	$41,262	$(19,457)	$21,805

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2009 is as follows: 2005 — $3,466,000; 2006 — $2,275,000; 2007 — $2,175,000; 2008 — $2,171,000; and 2009 — $2,164,000.

Note 5.           Accrued Liabilities

Accrued liabilities are comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
Billings in excess of costs and estimated earnings on uncompleted contracts	$8,596	$4,191
Salaries, wages, compensated absences and payroll related taxes	5,642	5,043
Accrued interest	4,051	4,922
Current portion of accrued product warranty obligations	2,509	2,445
Customer advances and deposits	1,265	1,992
Other accrued liabilities	3,899	5,064
Total accrued liabilities	$25,962	$23,657

Note 6.           Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt is comprised of the following amounts as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
First-lien credit facility:
Term debt	$80,521	$80,521
Revolving line of credit	13,400	12,550
Second-lien term debt	83,143	82,526
17% senior discount notes	72,744	69,895
13.5% senior unsecured promissory notes payable to related parties	7,500	5,000
Capital lease obligations and other debt, secured by property and equipment	7,335	7,662
12% senior subordinated notes	35,000	35,000
Total short-term borrowings and long-term debt	299,643	293,154
Less short-term borrowings and current portion of long-term debt	(29,086)	(1,314)
Long-term debt, less current portion	$270,557	$291,840

In March 2005, the Company amended an existing loan agreement and entered into a new loan agreement with DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are stockholders of DeCrane Holding and, as a result, related parties.  The details of these transactions are as follows:

•                  The maturity date of the existing $5,000,000 of 13.5% senior unsecured promissory notes was extended.  The notes are now due on March 31, 2006 with interest payable on December 31, 2005 and at maturity.

•                  The Company entered into a new loan agreement which provides for up to $5,000,000 of additional borrowings at rates and with terms identical to the existing 13.5% senior unsecured promissory notes, as amended.  As of March 31, 2005, the Company had borrowed $2,500,000 pursuant to this agreement and borrowing of the remainder, if needed, is subject to customary conditions including absence of a material adverse change in the Company’s business.

A portion of the interest charged on the second-lien term debt and all of the interest charged on the 17% senior discount notes is pay-in-kind or “accreted” interest, payable at maturity.  An additional $3,466,000 of interest accreted to the principal balances of the term debt and notes during the three months ended March 31, 2005.

As of March 31, 2005, the Company had irrevocable standby letters of credit in the amount of $263,000 issued and outstanding under the credit facility, which reduces borrowings available under the $24,000,000 revolving line of credit.

Note 7.           Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the three months ended March 31, 2005.

	Number	Mandatory	Net
	of	Redemption	Book
(In thousands, except share and per share data)	Shares	Value	Value
Balance, December 31, 2004	250,000	$47,303	$47,303
Issuance of additional shares (Unaudited)	26,425	5,000	5,000
Balance, March 31, 2005 (Unaudited)	276,425	$52,303	$52,303

Per share liquidation value as of March 31, 2005 (Unaudited)	$189.21

In March 2005, the Company received $5,000,000 of proceeds from the issuance of 26,425 additional shares of its Senior Redeemable Exchangeable Preferred Stock due 2008 (“Preferred Stock”) to DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are stockholders of DeCrane Holding and, as a result, related parties.

During the third quarter of fiscal year 2004, the Company amended the terms of its Preferred Stock.  The amended terms provide that further Preferred Stock dividends, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur.  All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment accelerates the mandatory redemption date from March 31, 2009 to December 31, 2008 and adds several restrictive covenants.

The holders of the Preferred Stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.  The common stock had a nominal fair market value on the issuance date and was therefore recorded at its $0.01 per share par value.

Preferred Stock Dividends

Future Preferred Stock dividends, if any, are dependent, in part, upon a defined leverage ratio the Company achieves as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants, dividends accrue at a 16% annual rate.  Based upon the leverage ratio achieved as of the March 31, 2005 testing date, no dividends have or will accrue on the Preferred Stock through June 30, 2005, the next quarterly testing date.

Note 8.           Income Taxes

The components of the provisions for income taxes are as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Total provision for income taxes:
Income tax benefit based on pre-tax loss	$(3,005)	$(2,524)
Net deferred tax assets valuation allowance	4,716	2,554
Net provision for income taxes	$1,711	$30

For the three months ended March 31, 2005, the income tax benefit, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses.

For the three months ended March 31, 2004, the income tax benefit, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally Preferred Stock dividends.

As required by SFAS No. 109, the Company evaluated its deferred tax assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it was not prudent to rely on future taxable income as the means to support the carrying value of the net deferred tax assets.  Based upon the results of operations for the three months ended March 31, 2005, the Company determined that an additional $4,716,000 valuation allowance was required as of that date.  The Company had a net deferred tax asset of $35,574,000 and $32,519,000, offset by a valuation allowance of $38,945,000 and $34,229,000, respectively, as of March 31, 2005 and December 31, 2004, respectively.

Note 9.           Commitments and Contingencies

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

Dividends on the DeCrane Holdings preferred stock, if any, are dependent upon the leverage ratio (as defined) achieved as of each quarterly testing date.  Depending on the ratio achieved, dividends for the succeeding quarter accrue at a 0%, 3.5% or 14% annual rate.  Based upon the leverage ratio as of March 31, 2005, no dividends will accrue on the DeCrane Holdings preferred stock during the three months ending June 30, 2005, the next quarterly testing date.  All future dividends, if any, are not payable until September 30, 2009, the DeCrane Holdings mandatory preferred stock redemption date.  The DeCrane Holdings preferred stock has a total redemption value of $77,172,000 as of March 31, 2005, including accumulated dividends.

Note 10.         Business Segment Information

The Company supplies products and services to the business, VIP and head-of-state aircraft market within the aerospace industry.  The Company’s subsidiaries are organized into two groups, each of which is a strategic business that develops, manufactures and sells distinct products and services.  The groups and a description of their businesses are as follows:

•                  Cabin Management — manufactures interior cabin components, including cabin interior furnishings, cabin management systems, seating and composite components;

•                  Systems Integration — manufactures auxiliary fuel systems and auxiliary power units, provides system integration services, provides aircraft completion and refurbishment services and is a Boeing Business Jet authorized completion and service center.

Management utilizes more than one measurement to evaluate group performance and allocate resources; however, management considers Adjusted EBITDA, as defined hereinafter, to be the primary measurement of a group’s overall core economic performance and return on invested capital.  Management also uses Adjusted EBITDA in the Company’s annual budget and planning process for future periods, as one of the decision-making criteria for funding discretionary capital expenditures and product development programs and as the measure in determining the value of acquisitions and dispositions.  The board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded pursuant to the Company’s cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant to the Company’s incentive stock option plan.

Management defines Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  Management believes the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view group performance in a manner similar to the one used by management, helps improve their ability to understand the Company’s core segment performance, adjusted for items management believes are unusual, and makes it easier to compare the

Company’s results with those of other companies that have different financing, capital structures and tax rates.  In addition, management believes these measures are consistent with the manner in which its lenders and investors measure the Company’s overall performance and liquidity, including its ability to service debt and fund discretionary capital expenditure and product development programs.

The financial measure Adjusted EBITDA, as defined, excludes certain charges reflected in the Company’s financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  However, the Company’s presentation of Adjusted EBITDA is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report the primary measure of segment performance used by management to evaluate and manage its businesses.  The Company’s method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP, such as net loss, the nearest comparable GAAP financial measure.  A reconciliation of Adjusted EBITDA to net loss is included herein to clarify the differences between these financial measures.

The accounting policies of the groups are substantially the same as those of the Company.  Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash, debt and related net interest expense, corporate headquarters costs and income taxes.

The tables below summarize selected financial data by business segment.

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Revenues:
Cabin Management	$45,356	$34,338
Systems Integration	11,398	14,531
Inter-group elimination (1)	(133)	(272)
Consolidated totals	$56,621	$48,597

Adjusted EBITDA (as defined):
Cabin Management	$6,283	$3,440
Systems Integration	1,872	3,029
Corporate (2)	(983)	(1,093)
Inter-group elimination (3)	—	3
Consolidated totals	7,172	5,379
Reconciling items (4)	(16,248)	(14,527)
Net loss	$(9,076)	$(9,148)

	March 31,	December 31,
(In thousands)	2005	2004
	(Unaudited)
Total assets (as of period end):
Cabin Management	$237,117	$231,822
Systems Integration	62,160	56,115
Corporate (5)	12,010	12,095
Inter-group elimination (6)	(27)	(39)
Consolidated totals	$311,260	$299,993

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

(4)                      Adjusted EBITDA (as defined) excludes the following charges reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Depreciation and amortization of long-lived assets (a)	$(2,207)	$(2,326)
Adjustment to reflect program costs as research and development expenses (b)	(999)	(1,616)
Restructuring, asset impairment and other related charges	(918)	—
Other cash and noncash charges	(9)	(9)
Interest expense	(10,225)	(8,702)
Mandatorily redeemable preferred stock dividends	—	(1,732)
Other expenses, net	(179)	(112)
Provision for income taxes	(1,711)	(30)
Total reconciling items	$(16,248)	$(14,527)

(a)                      Reflects depreciation and amortization of long-lived assets and amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
	(Unaudited)
Depreciation and amortization of long-lived assets	$2,207	$2,326
Amortization of deferred financing costs	817	790
Consolidated depreciation and amortization	$3,024	$3,116

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

Note 11.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% and 17% notes described in Note 6, the following condensed consolidating financial information is presented segregating the Company, as the issuer, and the guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.

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

(3)                      Elimination of equity in earnings of subsidiaries.

Balance Sheets

	March 31, 2005 (Unaudited)
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Assets

Current assets:
Cash	$1,371	$893	$—		$2,264
Accounts receivable, net	—	34,385	—		34,385
Inventories	—	54,534	—		54,534
Prepaid expenses and other current assets	24	1,327	—		1,351
Total current assets	1,395	91,139	—		92,534

Property and equipment, net	647	26,287	—		26,934
Other assets, principally goodwill	9,968	181,824	—		191,792
Investments in subsidiaries	77,050	—	(77,050	)(1)	—
Intercompany receivables	225,564	52,740	(278,304	)(2)	—
Total assets	$314,624	$351,990	$(355,354)		$311,260

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$27,852	$1,234	$—		$29,086
Other current liabilities	8,922	37,815	—		46,737
Total current liabilities	36,774	39,049	—		75,823

Long-term debt	264,542	6,015	—		270,557
Mandatorily redeemable preferred stock	52,303	—	—		52,303
Deferred income taxes	3,371	—	—		3,371
Intercompany payables	52,740	225,564	(278,304	)(2)	—
Other long-term liabilities	1,477	4,312	—		5,789

Stockholder’s deficit:
Additional paid-in capital	111,648	151,492	(151,492	)(1)	111,648
Accumulated deficit	(208,231)	(74,442)	74,442	(1)	(208,231)
Total stockholder’s deficit	(96,583)	77,050	(77,050)		(96,583)
Total liabilities and stockholder’s deficit	$314,624	$351,990	$(355,354)		$311,260

	December 31, 2004
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Assets

Current assets:
Cash	$622	$357	$—		$979
Accounts receivable, net	—	25,367	—		25,367
Inventories	—	51,253	—		51,253
Prepaid expenses and other current assets	33	911	—		944
Total current assets	655	77,888	—		78,543

Property and equipment, net	746	26,819	—		27,565
Other assets, principally goodwill	10,694	183,191	—		193,885
Investments in subsidiaries	77,758	—	(77,758	)(1)	—
Intercompany receivables	223,068	55,307	(278,375	)(2)	—
Total assets	$312,921	$343,205	$(356,133)		$299,993

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$48	$1,266	$—		$1,314
Other current liabilities	8,932	31,391	—		40,323
Total current liabilities	8,980	32,657	—		41,637

Long-term debt	285,538	6,302	—		291,840
Mandatorily redeemable preferred stock	47,303	—	—		47,303
Deferred income taxes	1,710	—	—		1,710
Intercompany payables	55,307	223,068	(278,375	)(2)	—
Other long-term liabilities	1,590	3,420	—		5,010

Stockholder’s deficit:
Additional paid-in capital	111,648	151,492	(151,492	)(1)	111,648
Accumulated deficit	(199,155)	(73,734)	73,734	(1)	(199,155)
Total stockholder’s deficit	(87,507)	77,758	(77,758)		(87,507)
Total liabilities and stockholder’s deficit	$312,921	$343,205		$(356,133)	$299,993

Statements of Operations

	Three Months Ended March 31, 2005 (Unaudited)
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Revenues	$—	$56,621	$—		$56,621
Cost of sales	—	43,638	—		43,638

Gross profit	—	12,983	—		12,983

Operating and other expenses (income):
Selling, general and administrative expenses	1,620	5,846	—		7,466
Research and development expenses	—	1,566	—		1,566
Amortization of intangible assets	—	912	—		912
Interest expense	10,035	190	—		10,225
Intercompany charges	(5,668)	5,668	—		—
Equity in loss of subsidiaries	708	—	(708	)(3)	—
Other expenses (income), net	212	(33)	—		179
Provision for income taxes (benefit)	2,169	(458)	—		1,711
Total operating and other expense, net	9,076	13,691	(708)		22,059

Net loss	$(9,076)	$(708)	$708		$(9,076)

	Three Months Ended March 31, 2004 (Unaudited)
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Revenues	$—	$48,597	$—		$48,597
Cost of sales	—	36,839	—		36,839

Gross profit	—	11,758	—		11,758

Operating and other expenses (income):
Selling, general and administrative expenses	1,198	6,039	—		7,237
Research and development expenses	—	2,181	—		2,181
Amortization of intangible assets	—	912	—		912
Interest expense	8,516	186	—		8,702
Mandatorily redeemable preferred stock dividends	1,732	—	—		1,732
Intercompany charges	(5,257)	5,257	—		—
Equity in loss of subsidiaries	1,706	—	(1,706	)(3)	—
Other expenses (income), net	118	(6)	—		112
Provision for income taxes (benefit)	1,135	(1,105)	—		30
Total operating and other expense, net	9,148	13,464	(1,706)		20,906

Net loss	$(9,148)	$(1,706)	$1,706		$(9,148)

Statements of Cash Flows

	Three Months Ended March 31, 2005 (Unaudited)
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Cash flows from operating activities:
Net loss	$(9,076)	$(708)	$708		$(9,076)
Noncash adjustments:
Equity in loss of subsidiaries	708	—	(708	)(3)	—
Other noncash adjustments	6,057	2,105	—		8,162
Changes in working capital	(5,163)	105	—		(5,058)
Net cash provided by (used for) operating activities	(7,474)	1,502	—		(5,972)
Cash flows from investing activities:
Capital expenditures	(18)	(657)	—		(675)
Net cash used for investing activities	(18)	(657)	—		(675)

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable preferred stock	5,000	—	—		5,000
Debt borrowings:
Revolving line of credit, net	850	—	—		850
Short-term promissory notes	2,500	—	—		2,500
Other secured long-term debt repayments	(18)	(309)	—		(327)
Deferred financing costs	(91)	—	—		(91)
Net cash provided by (used for) financing activities	8,241	(309)	—		7,932

Net increase in cash	749	536	—		1,285
Cash at beginning of period	622	357	—		979

Cash at end of period	$1,371	$893	$—		$2,264

	Three Months Ended March 31, 2004 (Unaudited)
		Guarantor	Consolidating		Consolidated
(In thousands)	Issuer	Subsidiaries	Adjustments		Total

Cash flows from operating activities:
Net loss	$(9,148)	$(1,706)	$1,706		$(9,148)
Noncash adjustments:
Equity in loss of subsidiaries	1,706	—	(1,706	)(3)	—
Other noncash adjustments	3,322	2,259	—		5,581
Changes in working capital	(9,058)	297	—		(8,761)
Net cash provided by (used for) operating activities	(13,178)	850	—		(12,328)
Cash flows from investing activities:
Capital expenditures	—	(504)	—		(504)
Net cash used for investing activities	—	(504)	—		(504)
Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	8,850	—	—		8,850
Other secured long-term debt	—	46	—		46
Other secured long-term debt repayments	(3)	(308)	—		(311)
Net cash provided by (used for) financing activities	8,847	(262)	—		8,585

Net increase (decrease) in cash	(4,331)	84	—		(4,247)
Cash at beginning of period	6,540	396	—		6,936

Cash at end of period	$2,209	$480	$—		$2,689

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Results of Operations

Performance Measures

The following discussion of our results of operations includes discussions of financial measures and operating statistics that we use to evaluate the performance of, and trends in, our businesses.  We believe the presentation of these measures and statistics is relevant and useful to investors because it allows them to view performance and trends in a manner similar to the methods we use.  These measures and statistics, their importance to us and potential significance to investors, are described below.

Adjusted EBITDA.  Our discussion of the results of operations includes the use of financial measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as well as the financial measure Adjusted EBITDA, which excludes certain charges reflected in our GAAP basis financial statements.  Our presentation of Adjusted EBITDA is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires us to report the primary measure of segment performance we use to evaluate and manage our businesses.

We utilize more than one measurement to evaluate segment performance and allocate resources among our operating segments; however, we consider Adjusted EBITDA, as defined below, to be the primary measurement of overall operating segment core economic performance and return on invested capital.  We also use Adjusted EBITDA in our annual budgeting and planning for future periods, as one of the decision-making criteria for funding discretionary capital expenditure and product development programs and as the measure for determining the value of acquisitions and dispositions.  Our board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded pursuant to the cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant the incentive stock option plan.

We define Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  We believe the presentation of this measure is relevant and useful to investors because it allows investors and analysts to view group performance in a manner similar to the method we use, helps improve their ability to understand our core segment performance, adjusted for items we believe are unusual, and makes it easier to compare our results with those of other companies that have different financing, capital structures and tax rates.  In addition, we believe these measures are consistent with the manner in which our lenders and investors measure our overall performance and liquidity, including our ability to service debt and fund discretionary capital expenditure and product development programs.

Our method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP, such as net loss, the nearest comparable GAAP financial measure.  Adjusted EBITDA should not be viewed as a substitute for or superior to net loss, cash flow from operations or other data prepared in accordance with GAAP as a measure of our profitability or liquidity.  The notes to our financial statements include information about our operating segments, including Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net loss to clarify the differences between these financial measures.

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

Restructuring, Asset Impairment and Other Related Charges

Our results of operations for 2005 have been affected by restructuring and other related charges pertaining to a series of restructuring activities.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” below.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues.  Revenues increased $8.0 million, or 16.5%, to $56.6 million for the three months ended March 31, 2005 from $48.6 million for the three months ended March 31, 2004.  By segment, revenues changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Cabin Management	$11.0	32.1%
Systems Integration	(3.1)	(21.6)
Inter-group elimination	0.1
Total	$8.0

Cabin Management.  Revenues increased by $11.0 million, or 32.1%, compared to the prior year, due to a higher volume of business, VIP and head-of-state jet production by aircraft manufacturers.  The increase consisted of the following:

•                  a $9.1 million increase in aircraft furniture and related products revenues;

•                  a $0.9 million increase in cabin management and entertainment systems revenues; and

•                  a $1.1 million increase in seating products revenues; offset by

•                  a $0.1 million decrease in other product and services revenues.

Systems Integration.  Revenues decreased by $3.1 million, or 21.6%, compared to the prior year, due to:

•                  a $5.6 million decrease in revenues from auxiliary fuel systems pursuant to our supply contract with Boeing Business Jet (“BBJ”), which ceased to be a take-or-pay contract in 2004; offset by

•                  a $2.2 million increase in aircraft completion and service center revenues; and

•                  a $0.3 million increase in revenues from integration kits and related services for commercial aircraft.

Gross profit.  Gross profit increased $1.2 million, or 10.4%, to $13.0 million for the three months ended March 31, 2005 from $11.8 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Cabin Management	$2.6	37.2%
Systems Integration	(1.4)	(28.8)
Total	$1.2

Cabin Management.  Gross profit increased by $2.6 million, or 37.2%, compared to the prior year, primarily due to:

•                  a $1.8 million increase related to higher volume for our aircraft furniture and related products;

•                  a $0.7 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $0.1 million increase in gross profit related to our other products.

Systems Integration.  Gross profit decreased by $1.4 million, or 28.8%, compared to the prior year, primarily due to:

•                  a $1.2 million decrease resulting from lower revenues from auxiliary fuel systems and a change in product delivery mix to lower margin products; and

•                  $0.3 million of restructuring charges incurred in 2005 related to the reorganization of our manufacturing operations; offset by

•                  a $0.1 million increase resulting from the increase in revenue from commercial aircraft integration kits and a change in delivery mix to higher margin products.

Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses increased $0.2 million, or 3.2%, to $7.5 million for the three months ended March 31, 2005, from $7.2 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Cabin Management	$(0.3)	(7.1)%
Systems Integration	0.1	5.1
Corporate	0.4
Total	$0.2

Cabin Management.  SG&A expenses decreased by $0.3 million, or 7.1%, compared to the prior year, primarily as a result of the consolidation of the group’s headquarters as part of the operational realignment and facilities consolidation that commenced in the second quarter of 2004.

Systems Integration.  SG&A expenses increased by $0.1 million, or 5.1%, compared to the prior year, primarily as a result of higher sales and marketing activities associated with the aircraft completion portion of our business.

Corporate.  SG&A expenses increased by $0.4 million compared to the prior year due principally to restructuring charges incurred in 2005 related to the relocation of the Company’s corporate office.

Research and development expenses.  Research and development expenses decreased $0.6 million, or 28.2%, to $1.6 million for the three months ended March 31, 2005 compared to $2.2 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Cabin Management	$(1.1)	(65.7)%
Systems Integration	0.5	104.8
Total	$(0.6)

Cabin Management.  R&D expenses decreased by $1.1 million, or 65.7%, compared to the prior year.  The decrease is primarily related to the near completed development of our new single-design seat technology and the design and engineering of new interior furnishing components for a customer’s recently introduced new model aircraft.

Systems Integration.  R&D expenses increased by $0.5 million, or 104.8%, compared to the prior year.  The increase is principally due to the development of several new products.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.1 million to $3.0 million for the three months ended March 31, 2005 from $3.1 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and a lower depreciable base that resulted from restructuring charges.  Depreciation and amortization changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.1)	(9.1)%
Selling, general and administrative expense	(0.0)	(6.9)
Amortization of intangible assets	0.0
Total	$(0.1)

Adjusted EBITDA (as previously defined).

Cabin Management.  Adjusted EBITDA increased $2.8 million, or 82.6%, to $6.3 million for the three months ended March 31, 2005 compared to $3.4 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues improved to 13.9% for the three months ended March 31, 2005 compared to 10.0% for the same period last year.  The $2.8 million increase is comprised of:

•                  a $1.7 million increase from improved margins which resulted, in part, from fixed costs being absorbed over a higher revenue base; and

•                  a $1.1 million increase resulting from a 32.1% revenue increase.

Our furniture and seating operations contributed $2.0 million of the increase and our cabin management and entertainment systems contributed $0.8 million of the increase.

Systems Integration.  Adjusted EBITDA decreased $1.1 million, or 38.2%, to $1.9 million for the three months ended March 31, 2005 compared to $3.0 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 16.4% for the three months ended March 31, 2005 compared to 20.8% for the same period last year.  The $1.1 million decrease is comprised of:

•                  a $0.4 million decrease resulting from the change in margin between periods; and

•                  a $0.7 million decrease resulting from a 21.6% revenue decrease.

The decline in margin is attributable to a change in product delivery mix, principally resulting from auxiliary fuel systems revenues being replaced with revenues from lower margin products and services.  A $1.2 million decline in auxiliary fuel tank, service center and aircraft completion margins was partially offset by a $0.1 million increase in the margins for integration kits and related services for commercial aircraft.

Operating income.  Operating income increased $1.6 million, or 113.0%, to $3.0 million for the three months ended March 31, 2005, from $1.4 million for the same period in the prior year.  By segment, the operating income changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Cabin Management	$4.0	534.0%
Systems Integration	(2.0)	(105.4)
Corporate	(0.4)
Total	$1.6

Cabin Management.  Operating income increased by $4.0 million, or 534.0%, compared to the prior year, due to:

•                  a $1.8 million increase in gross profit, primarily due to higher revenues related to our furniture and seating operations;

•                  a $0.7 million increase in gross profit related to higher volume for our cabin management and entertainment systems;

•                  a $1.1 million decrease in research and development expenses;

•                  a $0.3 million decrease in SG&A spending; and

•                  a $0.1 million increase in gross profit related to other products.

Systems Integration.  Operating income decreased by $2.0 million, or 105.4%, compared to the prior year, due to:

•                  a $1.1 million decrease resulting from reduced gross profit on lower revenues;

•                  a $0.1 million increase in SG&A spending;

•                  a $0.5 million increase in research and development expenses; and

•                  $0.3 million of restructuring charges incurred in 2005.

Interest expense.  Interest expense increased $1.5 million, or 17.5%, to $10.2 million for the three months ended March 31, 2005 compared to $8.7 million for the same period in the prior year.  The increase is attributable to:

•                  a $0.9 million net increase in interest expense resulting from the exchange of $65.0 million of 12% senior subordinated notes for 17% senior discount notes; and

•                  a $0.6 million increase in other interest expense.

Mandatorily redeemable preferred stock dividends.  There were no dividends on our Preferred Stock for the three months ended March 31, 2005, but dividends totaled $1.7 million during the three months ended March 31, 2004.  The $1.7 million decrease in dividends between the periods is a result of an amendment to the terms of the Preferred Stock.  See “—Liquidity and Capital Resources—Debt and Mandatorily Redeemable Preferred Stock Restructuring” for additional information.

Provision for income taxes.  The provision for income taxes is comprised of the following:

	Three Months Ended
	March 31
(In millions)	2005	2004

Income tax benefit based on reported pre-tax loss	$(3.0)	$(2.5)
Net deferred tax asset valuation allowance	4.7	2.5
Net provision for income taxes	$1.7	$—

For the three months ended March 31, 2005, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses.

For the three months ended March 31, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally Preferred Stock dividends.

We had a net deferred tax asset of $35.6 million and $32.5 million, offset by a valuation allowance of $38.9 million and $34.2 million, respectively, as of March 31, 2005 and December 31, 2004, respectively.

Net loss.  Net loss decreased $0.1 million for the three months ended March 31, 2005 compared to the same period in the prior year.  The decrease in the net loss is attributable to:

•                  a $1.8 million decrease in our pre-tax net loss; offset by

•                  a $1.7 million increase in our provision for income taxes.

Bookings and Backlog.  Bookings increased $14.0 million, or 20.7%, to $82.2 million for the three months ended March 31, 2005 compared to $68.2 million for the same period in the prior year.  Backlog increased $25.6 million to $116.5 million as of March 31, 2005 compared to $90.9 million as of December 31, 2004.  By segment, bookings and backlog changed as follows:

	Increase (Decrease)
	from 2004
(In millions)	Amount	Percent

Bookings:
Cabin Management	$5.0	11.0%
Systems Integration	9.0	40.8
Total	$14.0

Backlog:
Cabin Management	$5.7	12.0%
Systems Integration	19.9	46.4
Total	$25.6

Cabin Management’s bookings and backlog increase is a result of the increase in our customers’ aircraft production schedules during the period.  Systems Integration’s bookings and billings increase is a result of booking orders for auxiliary fuel tank installations and booking an additional aircraft completion as well as an increase in orders for our cockpit door video surveillance system during the quarter.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 2 accompanying our financial statements included in this report.

During the three months ended March 31, 2005, in conjunction with the operational realignment and facilities restructuring discussed below, we recorded $0.9 million of pre-tax cash restructuring and other related charges.  These charges, and the effect these charges had on our reported results of operations, are summarized below.

(In millions)
Business segment recording the charges:
Cabin Management	$0.1
Systems Integration	0.3
Corporate	0.5
Total pre-tax charges	$0.9

Charged to operations:
Cost of sales	$0.4
Selling, general and administrative expenses	0.5
Total pre-tax charges	$0.9

During the second quarter of fiscal year 2004, we adopted plans to restructure the operations of our Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In addition, we decided to relocate our corporate office to Columbus, Ohio to be in closer proximity to our operating companies and customers.

The total restructuring, asset impairment and other related charges are comprised of the write-down of surplus inventory, lease termination and related charges, and severance and other compensation costs.  We also expect to incur additional restructuring-related expenses of approximately $1.8 million during the remainder of fiscal year 2005 to complete the restructuring plans.  These expenses, which are primarily relocation and travel costs, will be expensed as incurred.  Future cash payments, which will extend to 2013 because of lease termination costs, will be funded from existing cash balances and expected internally generated cash from operations.

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

Cash Flows During the Three Months Ended March 31, 2005

Net cash used for operating activities was $6.0 million for the three months ended March 31, 2005 and consisted of $1.0 million of cash used for operations after adding back depreciation, amortization, interest accretion and other noncash items and $5.8 million used for working capital, offset by a $0.8 million increase in other liabilities.  The following factors contributed to the $5.8 million working capital increase:

•                  a $9.0 million increase in accounts receivables due to higher revenues; and

•                  a $3.3 million increase in inventory commensurate with higher revenues and order backlog; offset by

•                  a $6.4 million increase in accounts payable and accrued expenses commensurate with higher inventories and production levels; and

•                  a $0.1 million net decrease in other working capital items.

The $0.8 million increase in other liabilities is principally a result of accruing relocation costs in connection with our 2004 operation realignment and facilities restructuring.

Net cash used for investing activities consisted of capital expenditures of $0.7 million for the three months ended March 31, 2005.  We anticipate spending approximately $4.0 to $6.0 million for capital expenditures in 2005.

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2005 and consisted of:

•                  $5.0 million of proceeds from the issuance of Preferred Stock;

•                  $2.5 million of proceeds from the issuance of 13.5% senior unsecured promissory notes; and

•                  $0.8 million of net borrowings under our revolving line of credit; offset by

•                  $0.4 million of other secured long-term debt repayments.

Issuance of Mandatorily Redeemable Preferred Stock

In March 2005, we received $5.0 million of proceeds from the issuance of 26,425 additional shares of our Senior Redeemable Exchangeable Preferred Stock due 2008 to DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are stockholders of DeCrane Holding and, as a result, related parties.  The cash proceeds from the issuance were used to fund working capital needs.

Debt and Mandatorily Redeemable Preferred Stock Restructuring

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

Concurrent with the note exchange, we amended the terms of our Preferred Stock.  DeCrane Holdings, our parent, amended the terms of its 14% preferred stock as well.  The amended terms provide that further dividends do not accrue on the Preferred Stock, except if a leverage ratio (as defined) falls below certain specified levels or if certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants.  Depending upon the future leverage ratio achieved, and provided that certain triggering events have not occurred, dividends accrue at a 0%, 4% or 16% annual rate on the Preferred Stock and 0%, 3.5% or 14% on the 14% preferred stock.  If certain triggering events occur, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of March 31, 2005, no dividends will accrue on either the Preferred Stock or 14% preferred stock through June 30, 2005.

All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment for the Preferred Stock accelerates the mandatory redemption date from March 31, 2009 to December 31, 2008 while the September 30, 2009 mandatory redemption date for the 14% preferred stock remained unchanged.  The amendment to the Preferred Stock also adds several restrictive covenants.  The holders of the Preferred Stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.

Short-Term Borrowings

In March 2005, we amended an existing loan agreement and entered into a new loan agreement with DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are stockholders of DeCrane Holding and, as a result, related parties.  The details of these transactions are as follows:

•                  The maturity date of the existing $5.0 million of 13.5% senior unsecured promissory notes was extended.  The notes are now due on March 31, 2006 with interest payable on December 31, 2005 and at maturity.

•                  We entered into a new loan agreement which provides for up to $5.0 million of additional borrowings at rates and with terms identical to the existing 13.5% senior unsecured promissory notes, as amended.  As of March 31, 2005, we had borrowed $2.5 million pursuant to this agreement and borrowing of the remainder, if needed, is subject to customary conditions including absence of a material adverse change in our business.

Debt Obligations and Capital Resources as of March 31, 2005

As of March 31, 2005, first-lien credit facility borrowings and second-lien term debt totaling $104.3 million were at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $72.8 million of 15% second-lien term debt, $72.7 million of 17% senior discount notes, $35.0 million of 12% subordinated notes, $7.3 million of other secured indebtedness, and $7.5 million of 13.5% senior unsecured promissory notes outstanding as of March 31, 2005.  In addition, our Preferred Stock, which has characteristics of both a liability and equity, had a mandatory redemption value of $52.3 million as of March 31, 2005.

As of March 31, 2005, we had $16.7 million of working capital, $10.3 million of borrowings available under our $24.0 million revolving line of credit and $2.5 million of borrowings available under our 13.5% senior unsecured promissory notes.  Both the line of credit and the 13.5% senior unsecured promissory notes expire in March 2006.

Financial Condition and Liquidity

On March 31, 2006, our first-lien credit facility will expire and any borrowings outstanding on that date will become due and payable ($13.4 million was borrowed as of March 31, 2005).  In addition, on that date we are required to make principal payments in the amount of $4.3 million on our first-lien term debt and repay $7.5 million of promissory notes to our principal investors, unless these maturities are further extended by the investors.  While we believe the note holders would further extend the notes beyond the current due date if requested, they are under no obligation to do so.  We are exploring various alternatives for the restructuring or replacement of the first-lien credit facility as well as additional debt and/or equity transactions that would further improve liquidity.  We have not entered into any commitments to do so and cannot assure you that we will be successful in our efforts.

We believe expected operating cash flows, together with borrowings under the first-lien credit facility ($10.3 million of which was available as of March 31, 2005) and the $2.5 million of available borrowings under our 13.5% senior unsecured promissory notes to our principal investors will be sufficient to meet operating expenses, working capital requirements, capital expenditures and debt service obligations up to March 31, 2006.  However, our ability to comply with debt financial covenants, pay principal or interest and satisfy or refinance our March 31, 2006 debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Based on current information, we expect to be in compliance with the financial covenants through the end of the year based on our current operating plan.  See “Special Note Regarding Forward-Looking Statements and Risk Factors.”

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2005, as well as an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
			2006	2008	2010
			and	and	and
(In millions)	Total	2005	2007	2009	Beyond

Long-term debt (a):
First-lien credit facility (b):
Term debt	$80.5	$—	$80.5	$—	$—
Revolving line of credit	13.4	—	13.4	—	—
Second-lien term debt (c)	83.1	—	—	83.1	—
17% senior discount notes (d)	72.7	—	—	72.7	—
13.5% senior unsecured promissory notes (e)	7.5	—	7.5	—	—
12% subordinated notes (f)	35.0	—	—	35.0	—
Capital lease obligations (g)	2.8	0.3	0.8	0.4	1.3
Other indebtedness (g)	4.6	0.8	1.2	0.5	2.1
Total long-term debt	299.6	1.1	103.4	191.7	3.4

Other long-term liabilities	5.8	1.5	1.6	2.4	0.3
Operating lease obligations	12.7	2.8	4.2	2.0	3.7
Mandatorily redeemable preferred stock	52.3	—	—	52.3	—
Total obligations as of March 31, 2005	$370.4	$5.4	$109.2	$248.4	$7.4

(a)                      Generally excludes interest payments, which are described in the following notes.

(b)                     The first-lien credit facility bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  As of March 31, 2005, the current prime rate was 5.75% and the current LIBOR was 2.56%.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 8.23% as of March 31, 2005.

(c)                      The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.82% as of March 31, 2005.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.4 million, including the 3% pay-in-kind interest obligation.

(d)                     The 17% senior discount notes do not bear cash interest expense but instead accrete in value at a 17% annual rate until maturity on September 30, 2008.  The notes will have a $128.8 million aggregate accreted principal value at maturity.

(e)                      Excludes interest of $1.2 million payable at maturity.

(f)                        Interest is payable semiannually.

(g)                     Interest is generally payable monthly.

Disclosure About Off-Balance Sheet Commitments and Indemnities

We are a wholly-owned subsidiary of DeCrane Holdings, whose capital structure also includes mandatorily redeemable preferred stock.  Since we are DeCrane Holdings’ only operating subsidiary and source of cash, we may be required to fund DeCrane Holdings’ dividend and redemption obligations in the future, subject to significant limitations contained in our first-lien credit agreement, second-lien term notes and our senior discount notes and subordinated notes indentures.

Dividends do not accrue on the DeCrane Holdings preferred stock unless a defined leverage ratio falls below certain specified levels as of each quarterly testing date or if certain triggering events occur.  Depending on the future leverage ratio achieved, and provided certain triggering events have not occurred, dividends accrue at a 0%, 3.5% or 14% annual rate for the succeeding quarter.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at a 14% annual rate.  Based on the leverage ratio achieved as of March 31, 2005, no dividends will accrue on the DeCrane Holdings preferred stock during the three months ending June 30, 2005, the next quarterly testing date.  Future dividends, if any, are not payable until redemption.  The DeCrane Holdings preferred stock has a total redemption value of $77.2 million as of March 31, 2005 and is mandatorily redeemable on September 30, 2009.

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

In connection with the 2003 sale of the Specialty Avionics Group, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to some of these matters are limited in terms of duration with the maximum of potential future payments capped at $14.0 million and our indemnities with respect to specified environmental matters will expire not later than October 2010 and provides for a maximum liability of $5.0 million, while others will have no limitations.

As of March 31, 2005, we had irrevocable standby letters of credit in the amount of $0.3 million issued and outstanding under our first-lien credit facility.

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

Some of the more significant factors listed above and additional risk factors are further described in our 2004 Annual Report on Form 10-K and should be read in conjunction with this report.  Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of March 31, 2005, the current prime rate was 5.75% and the current LIBOR was 2.56%.  Based on $104.3 million of variable-rate debt outstanding as of March 31, 2005, a hypothetical one percent rise in interest rates, to 6.75% for prime rate borrowings and 3.56% for LIBOR borrowings, would reduce our pre-tax earnings by $1.0 million annually.

The estimated fair value of our 17% senior discount notes, which are long-term, fixed-rate obligations, approximates their $72.7 million carrying value as of March 31, 2005.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 17.0% to 15.3%, would increase the fair value of our fixed-rate debt by approximately $3.1 million.

Market risk related to our $35.0 million of 12% subordinated notes, which are long-term, fixed-rate obligations, is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $1.3 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Canada, the Far and Middle East and Western Europe, and we have a subsidiary with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are almost always valued and sold in U.S. dollars.  We have entered into forward foreign exchange contracts in the past, primarily to limit exposure related to foreign inventory procurement and operating costs for a group of subsidiaries that has since been sold.  While we have not recently entered into any such contracts, we may do so in the future depending on the volume of non-U.S. dollar denominated transactions and our assessment of future foreign exchange rate trends.

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

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 9 to the consolidated financial statements included in this report.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2005 we issued 26,425 additional shares of our Senior Redeemable Exchangeable Preferred Stock due 2008 to a group of investors for its liquidation value of $189.21 per share.  The $5.0 million of cash proceeds from the issuance was used to fund working capital needs.  Such issuances were made in reliance upon an exemption from the registration provision of the Act set forth in Section 4(2) thereof relative to issuances by an issuer not involving any public offering or the rules and regulations thereunder.  The investors, who are listed in the table below, are the principal stockholders of DeCrane Holdings Co., our parent company.

No. of
Shares of
Preferred
Stock
Purchased

DLJ Merchant Banking Partners II, L.P.	16,646
MBP II Plan Investors	6,567
DLJ Diversified Partners, L.P.	973
DLJ Offshore Partners II, C.V.	819
DLJ Merchant Banking Partners II-A, L.P.	663
DLJ Diversified Partners-A, L.P.	361
DLJ Millennium Partners, L.P.	269
DLJ EAB Partners, L.P.	75
DLJ Millennium Partners-A, L.P.	52
Total	26,425

ITEM 6.                             EXHIBITS

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                                                     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE AIRCRAFT HOLDINGS, INC. (Registrant)

May 16, 2005	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer,
Secretary, Treasurer and Director